Form 10-Q
period 1995-06-30
FAMOUS HOST LODGING V LP
filed 1995-08-23
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended June 30, 1995

                            Commission File 2-88942

                           FAMOUS HOST LODGING V, L.P.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter


                  CALIFORNIA                            94 - 2933595
         ------------------------------               ------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)


          2030 J Street
          Sacramento, California                           95814
          --------------------------------------       --------------
          Address of principal executive offices          Zip Code



Registrant's telephone number,
including area code                                  (916) 442 - 9183

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes XX   No
    ----   ------

                          FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            JUNE 30, 1995 AND 1994

                         FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - June 30, 1995 and December 31, 1994            2

   Statement of Operations - Six Months Ended
   June 30, 1995 and 1994                                         3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1995 and 1994                        4

   Statement of Cash Flows - Six Months Ended
   June 30, 1995 and 1994                                         5

   Notes to Financial Statements                                  6

   Management Discussion and Analysis                         7 - 9

   Other Information and Signatures                          10 - 11

                            FAMOUS HOST LODGING V, L.P.
                        (A California Limited Partnership)
                                   BALANCE SHEET
                        JUNE 30, 1995 AND DECEMBER 31, 1994

                                                       6/30/95    12/31/94
                                                      ---------  ----------
                                      ASSETS
                                      ------
Current Assets:
  Cash and temporary investments                     $  474,415  $  564,087
  Accounts receivable                                    47,717      52,948
  Prepaid expenses                                       47,925      41,248
                                                     ----------- -----------
    Total current assets                                570,057     658,283

Property and Equipment:
  Buildings                                           4,077,604   4,077,604
  Furniture and equipment                             1,143,314   1,007,347
                                                     ----------- -----------
                                                      5,220,918   5,084,951
  Accumulated depreciation                           (2,479,847) (2,362,857)
                                                     ----------- -----------
    Property and equipment, Net                       2,741,071   2,722,094

Other Assets                                             31,294      31,294
                                                     ----------- -----------
    Total Assets                                     $3,342,422  $3,411,671
                                                     =========== ===========

                          LIABILITIES AND PARTNERS' EQUITY
                          --------------------------------
Current Liabilities:
  Accounts payable and accrued liabilities           $  207,426  $  210,330
                                                     ----------- -----------
    Total liabilities                                   207,426     210,330
                                                     ----------- -----------
Contingent Liabilities (See Note 1)

Partners' Equity:
  General Partners                                        3,898       2,901
  Limited Partners                                    3,131,098   3,198,440
                                                     ----------- -----------
    Total partners' equity                            3,134,996   3,201,341
                                                     ----------- -----------
Total Liabilities and Partners' Equity               $3,342,422  $3,411,671
                                                     =========== ===========








The accompanying notes are an integral part of the financial statements.

                            FAMOUS HOST LODGING V, L.P.
                        (A California Limited Partnership)
                              STATEMENT OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                  Three       Six       Three       Six
                                  Months     Months     Months     Months
                                  Ended      Ended      Ended      Ended
                                 6/30/95    6/30/95    6/30/94    6/30/94
Income:                         ---------  ---------  ---------   ---------
  Hotel room                   $  660,249 $1,249,719 $  661,289  $1,310,273
  Restaurant                      173,141    323,063    175,555     360,445
  Telephone and vending            14,055     27,777     13,968      28,771
  Interest                          3,651      6,660      3,291       6,710
  Other                            10,594     23,818      7,333      14,200
                                ---------  ---------  ---------   ---------
   Total Income                   861,690  1,631,037    861,436   1,720,399
Income:                         ---------  ---------  ---------   ---------
Expenses:
  Hotel and restaurant
   operating (Note 2)             655,168  1,288,135    665,290   1,308,863
  General and admin-
   istration                       13,112     37,594      9,478      38,427
  Depreciation and
   amortization                    64,005    124,239     65,326     130,304
  Property management fees         42,946     81,409     42,915      85,706
   Total Expenses                 775,231  1,531,377    783,009   1,563,300
                                ---------  ---------  ---------   ---------
   Net Income (Loss)           $   86,459 $   99,660 $   78,427  $  157,099
                                =========  =========  =========   =========
Net Income (Loss) Allocable to
 General Partners                    $865       $997       $784      $1,571
                                =========  =========  =========   =========
Net Income (Loss) Allocable to
 Limited Partners                 $85,594    $98,663    $77,643    $155,528
                                =========  =========  =========   =========
Net Income (Loss) per
 Partnership Unit                   $9.58     $11.05      $8.69      $17.41
                                =========  =========  =========   =========
Distributions to Limited Partners
 per Partnership Unit               $9.20     $18.40      $8.00      $16.00
                                =========  =========  =========   =========











The accompanying notes are an integral part of the financial statements.

                            FAMOUS HOST LODGING V, L.P.
                        (A California Limited Partnership)
                     STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995


                                                          1995        1994
                                                          ----        ----
General Partners:
 Balance at beginning of year                        $    2,901  $    1,016
 Net income (loss)                                          997       1,571
                                                      ----------  ----------
  Balance at end of period                                3,898       2,587
                                                      ----------  ----------

Limited Partners:
 Balance at beginning of year                         3,198,440   3,322,212
 Net income (loss)                                       98,663     155,528
 Distributions to limited partners                     (166,005)   (144,352)
                                                      ----------  ----------
  Balance at end of period                            3,131,098   3,333,388
                                                      ----------  ----------
  Total Partners' Equity                             $3,134,996  $3,335,975
                                                      ==========  ==========






























The accompanying notes are an integral part of the financial statements.

[DATE]

                            FAMOUS HOST LODGING V, L.P.
                        (A California Limited Partnership)
                              STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                                        1995        1994
                                                        ----        ----
Cash flows from operating activities:
   Received from hotel and restaurant revenues       $1,630,208  $1,688,420
   Expended for hotel and restaurant operation
    and general and administrative expenses          (1,414,748) (1,461,864)
   Interest received                                      6,061       6,416
                                                      ----------  ----------
      Net cash provided (used) by operating activities  221,521     232,972
                                                      ----------  ----------
Cash flows from investing activities:
   Purchases of property and equipment                 (145,188)    (25,282)
                                                      ----------  ----------
      Net cash provided (used) by investing activities (145,188)    (25,282)
                                                      ----------  ----------
Cash flows from financing activities:
   Distributions paid to limited partners              (166,005)   (144,352)
                                                      ----------  ----------
      Net cash provided (used) by operating activities (166,005)   (144,352)
                                                      ----------  ----------
      Net increase (decrease) in cash
        and temporary investments                       (89,672)     63,338

      Cash and Temporary Investments:
         Beginning of year                              564,087     582,934
                                                      ----------  ----------
            End of Period                            $  474,415  $  646,272
                                                      ==========  ==========
Reconciliation of net income (loss) to net cash provided (used) by operating activities:


   Net income (loss)                                 $   99,660  $  157,099
   Adjustments to reconcile net income to             ----------  ---------
    net cash used by operating activities:
      Depreciation and amortization                     124,239     130,304
      (Gain) loss on disposition of property
       and equipment                                 1,972        -
      (Increase) decrease in accounts receivable          5,232     (25,563)
      (Increase) decrease in prepaid expenses            (6,677)     (3,185)
      Increase (decrease) in accounts payable
        and accrued liabilities                          (2,905)    (25,683)
                                                      ----------  ----------
             Total adjustments                          121,861      75,873
                                                      ----------  ----------
             Net cash provided (used) by
               operating activities                  $  221,521  $  232,972
                                                      ==========  ==========


The accompanying notes are an integral part of the financial statements.

                                         -5-
[DATE]

                             FAMOUS HOST LODGING V, L.P.
                         (A California Limited Partnership)
                           NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1995

Note 1:
-------
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1994 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

   Property Management Fees                   $  81,409

In February, 1991 the Partnership terminated its franchise and its affiliation with Super 8 Motels, Inc. and began operating as a Holiday Inn. Accordingly, no franchise or advertising fees have been paid to the General Partners or their affiliates for the period.

Partnership management fees and subordinated incentive distributions are contingent in nature and none have been accrued or paid during the current period.

Note 2:
-------
The following table summarizes the major components of hotel operating expenses for the periods reported:

                                   Three        Six       Three        Six
                                   Months      Months     Months      Months
                                   Ended       Ended      Ended       Ended
                                  6/30/95     6/30/95    6/30/94     6/30/94
                                 --------   ---------   --------    --------
Salaries and related expenses   $ 199,653  $  407,233  $ 206,771  $  421,834
Cost of food and beverage          58,275     113,710     70,630     134,975
Rent                               79,438     150,680     79,453     158,166
Franchise and advertising          66,857     122,893     67,569     133,194
Utilities                          49,060      95,893     50,543     104,538
Allocated costs, mainly indirect
 salaries                          44,551      86,813     40,659      80,499
Other operating expenses          157,334     310,913    149,665     275,657
                                 --------   ---------   --------    --------
Total hotel and restaurant
 operating expenses             $ 655,168  $1,288,135  $ 665,290  $1,308,863
                                 ========   =========   ========   =========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                            FAMOUS HOST LODGING V, L.P.
                        (A California Limited Partnership)
                        MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 JUNE 30, 1995






LIQUIDITY AND CAPITAL RESOURCES

        The Partnership has current assets of $570,057 and current liabilities of $207,426. The excess of current assets over current liabilities constitutes an operating reserve of $362,631. This amount exceeds the $276,800 reserve target set by the General Partners. The reserve target is equal to 5% of the adjusted capital contribution as defined in the partnership agreement.

        The Statement of Cash Flows shows negative cash flows of
$89,672 for the six months ending June 30, 1995 (after a
$166,005 distribution to the Limited Partners).   This negative
cash flow is due to extraordinary expenditures for capital assets and renovation.

        The General Partners have a target guideline for equipment replacement and renovation equal to 3% of guest room revenues. Under this guideline, the Partnership would have spent $37,492 on such expenditures during the six months ended June 30, 1995. The amount actually expended for such expenditures was $164,302,
 of which $145,188 were capital expenditures.    These
replacements include $13,073 for a new point-of-sale computer system for the restaurant and $15,273 for additional restaurant signs. The public area carpets, which must be replaced on a three to five year cycle needed replacement. In addition, the Holiday Inn franchise agreement requires that electronic locks, costing approximately $70,000, be installed in all guest rooms before the end of the fiscal year, of this $17,786 has been spent. In order to improve restaurant capture of hotel guest business, an improved entrance to the restaurant is being installed at an estimated cost of $75,000. These expenditures, in addition to the more common and recurring expenditures for carpet, drapes, lamps, lamp shade and television replacement, will cause total renovations and replacements to exceed the 3% target during the current fiscal year ending December 31, 1995.

        The General Partners anticipate that such expenditures for the fiscal year will amount to approximately $331,302, or about 16%
of guest room revenue, ant to revert to approximately the 3% guideline in succeeding years.

                            FAMOUS HOST LODGING V, L.P.
                        (A California Limited Partnership)
                        MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   (Continued)
                                  JUNE 30, 1995


NEW ACCOUNTING STANDARDS

        SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF, requires the Partnership to disclose information about potential impairment to the value of long-lived assets. The Partnership is not required to adopt and does not currently plan to adopt
SFAS No. 121 until its fiscal year ending December 31, 1996.
The Partnership does not expect to make any disclosures about impairment of long-lived assets under SFAS No. 121.

RESULTS OF OPERATIONS

        The following is a comparison of operating results for the periods ended June 30, 1995 and June 30, 1994.

                                         1995    1994

Occupancy
      Three months ended June 30        79.6%   83.9%
      Six months ended June 30          76.9%   84.5%

Average Room Rate
     Three months ended June 30         $61.60  $58.55
     Six months ended June 30           $60.66  $57.88

        Total income decreased $89,362 or  5.2%.   This decline was
realized in the first quarter of the fiscal year. Total income increased $254 during the second quarter as compared to the corresponding period of the previous fiscal year. Hotel room revenues decreased $60,554 (4.6%) and $1,040 (0.2%) for the
comparative six and three month periods respectively.   During
the three months ended June 30, 1995, the decrease in occupancy was substantially offset by increased room rates. Reductions in both corporate and military business have been offset primarily by higher-rate leisure business.

   A $37,382 reduction in restaurant sales was due to reduced occupancy in the first calendar quarter and to a poor economic
climate in the Barstow area.   The sales for the last three
months area substantially unchanged on a comparative basis. Banquet business generated from local residents has declined on a comparative basis.

        Total expenditures decreased $31,923 or 2.0%. The reduced expenses reflect the decline in hotel occupancy and the reduced restaurant traffic.

                            FAMOUS HOST LODGING V, L.P.
                        (A California Limited Partnership)
                        MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   (Continued)
                                  JUNE 30, 1995

FUTURE TRENDS

        The General Partners expect the hotel to achieve improved profitability during 1995 as compared to 1994. The changes in restaurant personnel and procedures which have been adopted are expected to continue to bring improved results. The General Partners expect that these changes will result in a reduction in the net loss experienced by the restaurant operation.

        In the opinion of management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                        PART II.   OTHER INFORMATION
                        ----------------------------


     Item 1.                  Legal Proceedings
                              -----------------
                                 None

     Item 2.                  Changes in Securities
                              ---------------------
                                 None

     Item 3.                  Defaults upon Senior Securities
                              -------------------------------
                                 None

     Item 4.                  Submission of Matters
                              ---------------------
                                 None

     Item 5.                  Other Information
                              -----------------
                                 None

     Item 6.                  Exhibits and Reports on Form 8-K
                              --------------------------------
                                 None

      Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                              FAMOUS HOST LODGING V, L.P.


              8-10-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              8-10-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer