Form 10-Q
period 1995-09-30
FAMOUS HOST LODGING V LP
filed 1995-11-16
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended September 30, 1995

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

                          FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1995 AND 1994

                         FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                                PAGE

   Balance Sheet - September 30, 1995 and December 31, 1994            2

   Statement of Operations - Nine Months Ended
   September 30, 1995 and 1994                                         3

   Statement of Changes in Partners' Equity -
   Nine Months Ended September 30, 1995 and 1994                       4

   Statement of Cash Flows - Nine Months Ended
   September 30, 1995 and 1994                                         5

   Notes to Financial Statements                                       6

   Management Discussion and Analysis                                7 - 8

   Other Information and Signatures                                 9 - 10

                         FAMOUS HOST LODGING V, L.P.
                     (A California Limited Partnership)
                                 BALANCE SHEET
                  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                  ----------------------------------------

                                                  9/30/95    12/31/94
                                                  -------    --------

                                    ASSETS

Current Assets:
  Cash and temporary investments               $   430,837 $   564,087
  Accounts receivable                               44,750      52,948
  Prepaid expenses                                  42,785      41,248
                                                 ---------   ---------
    Total current assets                           518,372     658,283

Property and Equipment:
  Buildings                                      4,077,604   4,077,604
  Furniture and equipment                        1,214,710   1,007,347
                                                 ---------   ---------
                                                 5,292,314   5,084,951
  Accumulated depreciation                      (2,552,966) (2,362,857)
                                                 ---------   ---------
    Property and equipment, Net                  2,739,348   2,722,094
                                                 ---------   ---------

Other Assets                                        31,294      31,294
                                                 ---------   ---------
    Total Assets                               $ 3,289,014 $ 3,411,671
                                                 =========   =========

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities     $   206,652 $   210,330
                                                 ---------   ---------
    Total liabilities                              206,652     210,330

Contingent Liabilities (See Note 1)

Partners' Equity:
  General Partners                                   4,201       2,901
  Limited Partners                               3,078,161   3,198,440
                                                 ---------   ---------
    Total partners' equity                       3,082,362   3,201,341
                                                 ---------   ---------

Total Liabilities and Partners' Equity         $ 3,289,014 $ 3,411,671
                                                 =========   =========






 The accompanying notes are an integral part of the financial statements.

                         FAMOUS HOST LODGING V, L.P.
                     (A California Limited Partnership)
                           STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                --------------------------------------------

                           Three       Nine        Three       Nine
                           Months      Months      Months      Months
                           Ended       Ended       Ended       Ended
                          9/30/95     9/30/95     9/30/94     9/30/94
                          -------     -------     -------     -------
Income:
  Hotel room           $   665,332 $ 1,915,051 $   622,504 $ 1,932,777
  Restaurant               159,905     482,968     166,580     527,025
  Telephone and vending     16,701      44,478      16,483      45,254
  Interest                   3,186       9,847       3,582      10,292
  Other                     26,493      50,311      12,722      26,922
                         ---------   ---------   ---------   ---------
   Total Income            871,617   2,502,655     821,871   2,542,270
                         ---------   ---------   ---------   ---------

Expenses:
  Hotel and restaurant
   operating (Note 2)      713,024   2,001,159     688,715   1,997,577
  General and admin-
   istration                12,067      49,661       9,161      47,588
  Depreciation and
   amortization             73,652     197,891      64,183     194,487
  Property management fe    42,507     123,916      40,911     126,617
                         ---------   ---------   ---------   ---------
   Total Expenses          841,250   2,372,627     802,970   2,366,269
                         ---------   ---------   ---------   ---------

   Net Income (Loss)   $    30,367 $   130,028 $    18,901 $   176,001
                         =========   =========   =========   =========
Net Income (Loss) Allocable
to General Partners           $304      $1,300        $189      $1,760
                         =========   =========   =========   =========
Net Income (Loss) Allocable
 to Limited Partners       $30,063    $128,728     $18,712    $174,241
                         =========   =========   =========   =========
Net Income (Loss) per
 Partnership Unit            $3.37      $14.41       $2.09      $19.51
                         =========   =========   =========   =========
Distributions to Limited
 Partners per Partnership
 Unit                        $9.20      $27.60       $9.20      $25.20
                         =========   =========   =========   =========







 The accompanying notes are an integral part of the financial statements.

                         FAMOUS HOST LODGING V, L.P.
                     (A California Limited Partnership)
                  STATEMENT OF CHANGES IN PARTNERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                --------------------------------------------

                                                   1995        1994
                                                 ---------   ---------
General Partners:
 Balance at beginning of year                  $     2,901 $     1,016
 Net income (loss)                                   1,300       1,760
                                                 ---------   ---------
  Balance at end of period                           4,201       2,776
                                                 ---------   ---------

Limited Partners:
 Balance at beginning of year                    3,198,440   3,322,212
 Net income (loss)                                 128,728     174,241
 Distributions to limited partners                (249,007)   (227,354)
                                                 ---------   ---------
  Balance at end of period                       3,078,161   3,269,099
                                                 ---------   ---------

  Total Partners' Equity                       $ 3,082,362 $ 3,271,875
                                                 =========   =========


























 The accompanying notes are an integral part of the financial statements.

                         FAMOUS HOST LODGING V, L.P.
                     (A California Limited Partnership)
                          STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                --------------------------------------------

                                                        1995        1994
                                                      ---------   ---------
Cash flows from operating activities:
   Received from hotel and restaurant revenues      $ 2,502,974 $ 2,500,352
   Expended for hotel and restaurant operation
    and general and administrative expenses          (2,177,708) (2,222,107)
   Interest received                                      7,880       9,953
                                                      ---------   ---------
   Net cash provided (used) by operating activities     333,146     288,198

Cash flows from investing activities:
   Purchases of property and equipment                 (218,389)    (44,155)
   Proceeds from sale of equipment                        1,000           0
                                                      ---------   ---------
   Net cash provided (used) by investing activities    (217,389)    (44,155)

Cash flows from financing activities:
   Distributions paid to limited partners              (249,007)   (227,354)
                                                      ---------   ---------
   Net cash provided (used) by operating activities    (249,007)   (227,354)

      Net increase (decrease) in cash
        and temporary investments                      (133,250)     16,689

      Cash and Temporary Investments:
         Beginning of year                              564,087     582,934
                                                      ---------   ---------
            End of Period                           $   430,837 $   599,623
                                                      =========   =========

Reconciliation of net income (loss) to net cash provided (used) by operations:

   Net income (loss)                                 $   130,028 $   176,001
                                                       ---------   ---------
   Adjustments to reconcile net income to
    net cash used by operating activities:
      Depreciation and amortization                      197,891     194,487
      (Gain) loss on disposition of property and           2,235
      (Increase) decrease in accounts receivable           8,198     (31,965)
      (Increase) decrease in prepaid expenses             (1,536)     (7,633)
      Increase (decrease) in accounts payable
        and accrued liabilities                           (3,670)    (42,692)
                                                       ---------   ---------
             Total adjustments                           203,118     112,197
                                                       ---------   ---------
             Net cash provided (used) by
               operating activities                  $   333,146 $   288,198
                                                       =========   =========



 The accompanying notes are an integral part of the financial statements.

                          FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1995
                      ----------------------------------

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

   Property Management Fees                       $  123,916

In February, 1991 the Partnership terminated its franchise and its affiliation with Motels, Inc. and began operating as a Holiday Inn. Accordingly, no franchise or advertising fees have been paid to the General Partners or their affiliates for the period.

Partnership management fees and subordinated incentive distributions are contingent in nature and none have been accrued or paid during the current period.

Note 2:
-------
The following table summarizes the major components of hotel operating expenses for the periods reported:
                                 Three       Nine        Three       Nine
                                 Months      Months      Months      Months
                                 Ended       Ended       Ended       Ended
                                9/30/95     9/30/95     9/30/94     9/30/94
                              ---------   ---------   ---------   ---------
Salaries and related expen   $  199,428  $  608,305  $  212,391  $  637,223
Cost of food and beverage        58,640     172,350      54,324     189,299
Rent                             78,700     229,381      75,504     233,671
Franchise and advertising        63,193     186,086      63,883     197,077
Utilities                        73,993     169,887      77,657     182,196
Allocated costs, mainly indirect
 salaries                        45,053     131,867      42,369     122,868
Other operating expenses        194,017     503,283     162,587     435,243
                              ---------   ---------   ---------   ---------
Total hotel and restaurant
 operating expenses           $ 713,024  $2,001,159  $  688,715  $1,997,577
                              =========   =========   =========   =========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                        FAMOUS HOST LODGING V, LTD.
                    (A California Limited Partnership)
                    MANAGEMENT DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                            SEPTEMBER 30, 1995
             ===============================================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Partnership has current assets of $518,372 and current liabilities of $206,652. The excess of current assets over current liabilities constitutes an operating reserve of $311,720. This amount exceeds the $276,800 reserve target set by the General Partners. The reserve target is equal to 5% of the adjusted capital contribution as defined in the partnership agreement.

        The Statement of Cash Flows shows negative cash flows of $133,250 for the nine months ending September 30, 1995 (after $249,007 of distributions to
the Limited Partners).   This negative cash flow is due to extraordinary
expenditures for capital assets and renovation.

        The General Partners have a target guideline for equipment replacement and renovation equal to 3% of guest room revenues. Under this guideline, the Partnership would have spent $57,452 on such expenditures during the nine months ended September 30, 1995. The amount actually expended for such expenditures was $266,348, of which $218,388 were capital expenditures. These replacements include $13,073 for a new point-of-sale computer system for the restaurant and $15,273 for additional restaurant signs. The public area carpets, which must be replaced on a three to five year cycle were replaced.
In addition, the Holiday Inn franchise agreement requires that electronic locks, costing approximately $70,000, be installed in all guest rooms before the end of the current fiscal year, of this $17,786 has been spent. In order to improve restaurant capture of hotel guest business, an improved entrance to the restaurant is being installed at an estimated cost of $75,000. These expenditures, in addition to the more common and recurring expenditures for carpet, drapes, lamps, lamp shade and television replacement, will cause total renovations and replacements to exceed the 3% target during the current fiscal year ending December 31, 1995. The General Partners anticipate that such expenditures for the fiscal year will amount to approximately $331,302, or about 16% of guest room revenue, and to revert to approximately the 3% guidelin3 in succeeding years.

NEW ACCOUNTING STANDARDS
------------------------

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

                        FAMOUS HOST LODGING V, LTD.
                    (A California Limited Partnership)
                    MANAGEMENT DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                (Continued)
                            SEPTEMBER 30, 1995
             ===============================================


RESULTS OF OPERATIONS
---------------------

        The following is a comparison of operating results for the periods ended September 30, 1995 and September 30, 1994.

                                                      1995     1994
                                                    --------  -------
Occupancy
      Three months ended September 30                 80.1%    77.2%
      Nine months ended September 30                  78.0%    82.1%

Average Room Rate
      Three months ended September 30                $61.05   $59.20
      Nine months ended September 30                 $60.80   $58.30

        Total income decreased $39,615 or 1.6%.   This decline was realized in
the first quarter of the fiscal year. Total income increased $49,746 during the third quarter as compared to the corresponding period of the previous fiscal year. Hotel room revenues decreased $17,726 (0.9%) and increased $42,828 (6.9%) for the comparative nine and three month periods, respectively.

        A $44,057 reduction in restaurant sales during the nine month period covered by this report as compared to the corresponding period of the previous fiscal year was due to reduced occupancy in the first calendar quarter and to a
poor economic climate in the Barstow area.   The sales for the last three
months are substantially unchanged on a comparative basis.   Banquet business
generated from local residents has declined on a comparative basis.

        Total expenditures decreased $6,358 or 0.3%. The reduced expenses reflect the decline in hotel occupancy and the reduced restaurant traffic.

FUTURE TRENDS
-------------

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







                              FAMOUS HOST LODGING V, L.P.


              11-13-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              11-13-95         By /S/ David P. Grotewohl
                              -------------------------
               Date           David P. Grotewohl,
                              Chief Financial Officer