Form 10-K
period 1995-12-31
FAMOUS HOST LODGING V LP
filed 1996-03-28
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549
				 FORM 10-K



	  ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
		 For the Fiscal Year Ended  December 31, 1995
					    ------------------
		 Commission file number 0-14540
					-------
			  FAMOUS HOST LODGING V, L.P.
			  ---------------------------
	       (Exact name of registrant as specified in its charter)
	       California                        94-2933595
	       ----------                        ----------
	      (State or other jurisdiction of   (I.R.S. Employer Iden-
	      incorporation or organization)        tification No.)


	      2030 J Street, Sacramento, California            95814
	      --------------------------------------           ------
	      (Address of principal executive offices)       (Zip Code)
	 Registrant's telephone number, including area code: (916) 442-9183
							     --------------
	 Securities registered pursuant to Section 12 (b) of the Act: None
								      ----
	 Securities registered pursuant to Section 12 (g) of the Act:

		    UNITS OF LIMITED PARTNERSHIP INTEREST
		    -------------------------------------
			       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes X No __
				       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)
			    ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant.
Inapplicable.
-------------

		    DOCUMENTS INCORPORATED BY REFERENCE

			       None

				     PART I

Item l.  BUSINESS

General Development of Business
--------------------------------

	Famous Host Lodging V, L.P. (the "Partnership") is a limited partnership which was organized under the Uniform Limited
Partnership Act of the State of California on January 17, 1984.

	An amendment to the Certificate of Limited Partnership was executed on February 13, 1991 which changed the Partnership's name from Super 8 Lodging V, Ltd.

	The Managing General Partner of the Partnership is Grotewohl Management Services, Inc., a California corporation organized and wholly-owned by Philip B. Grotewohl. The Associate General Partner of the Partnership is Robert J. Dana. The Managing
General Partner and the Associate General Partner are sometimes hereinafter referred to collectively as the "General Partners."
The Associate General Partner does not have general responsibility in connection with the management of the business and affairs of the Partnership.

	Through two public offerings of units of limited partnership interest in the Partnership (the "Units"), the Partnership sold
9,022 Units at a price of $1,000 per Unit.

	Substantially all of the net proceeds of the public offerings were expended for or committed to the acquisition and/or development of two lodging/restaurant properties, located in Barstow, California and San Francisco, California, respectively.
 The Partnership retain its interest in the Barstow property.
See Item 2 hereof. The Partnership sold its interest and development rights in its San Francisco property to another developer rather than completing the purchase and development of the property itself.

Narrative Description of Business

(a)  Franchise Agreements

	Through February 4, 1991, the Partnership operated its Barstow hotel as a franchisee of Super 8 Motels, Inc. The Partnership now operates its Barstow hotel and restaurant as a franchise of Holiday Inns, Inc. under the name "Holiday Inn." The property began operations under such name on February 27, 1991.

	Holiday Inns offer accommodations in the mid-range of the lodging industry in terms of facilities and prices. Holiday
Inns compete with hotels with brand names such as Ramada, Quality Inn, Courtyard by Marriott and certain upscale Best
Westerns.

(b)  Operation of the Hotel and Restaurant

	Brown and Grotewohl, a California general partnership, which is an affiliate of the Managing General Partner (the "Manager") manages and operates the Partnership's hotel and restaurant.
The Manager's responsibilities include, but are not limited to, supervision and direction of the Partnership's employees having direct responsibility for the operation of hotel and restaurant, establishment of room rates and direction of the promotional activities of the Partnership's employees. In addition, the Manager directs the purchase of replacement equipment and supplies, maintenance activity and the engagement or selection of all vendors, suppliers and independent contractors. The
Partnership's financial activities are performed by the individual motel staffs and a centralized accounting staff, all of which work under the direction of the Manager. Together, these staffs perform all bookkeeping duties in connection with the hotel and restaurant, including all collections and all disbursements to be paid out of funds generated by hotel operations or otherwise supplied by the Partnership.

	As of December 31, 1995, the Partnership employed a total of 52 persons, either full or part-time at the Barstow hotel and restaurant, including five desk clerks, 15 housekeeping and laundry personnel, five maintenance personnel, one general manager, 10 cooks and dishwashers, 10 servers and bus persons, four bartenders and one restaurant manager.

	In addition, and as of the same date, the Partnership employed 12 persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor service, sales and marketing and hotel supervisory personnel, an attorney, secretarial personnel, and purchasing personnel. The attorney, who is also the Director of Operations, is David P. Grotewohl, son of Philip B. Grotewohl. Also employed by the Partnership on a part-time basis is Julie Grotewohl, daughter of Philip Grotewohl, as Director of Sales and Mark Grotewohl, son of Philip Grotewohl, as Director of Marketing. Mark Grotewohl is the property manager of the Sacramento motel on a part-time basis.

(c)  Property Acquisition and Development

	The net proceeds of the offering of the Units, were expended in connection with the acquisition (by lease) and development of the 148 room property in Barstow, California and for the partial development of a hotel site in the Fisherman's Wharf area of San
Francisco, California.

	It is the present intention of the Managing General Partner that the proceeds of any sale or refinancing be distributed to the Limited Partners rather than reinvested.

(d)  Competition

	As discussed in greater detail below, the Partnership faces competition from hotels and motels of varying quality and size, including other mid-range hotels and motels which are part of nationwide chains and which have access to nationwide reservation systems.

Item 2.  PROPERTIES

Barstow
-------

	On May 10, 1984, the Partnership entered into a long-term lease of 3.05 acres of unimproved land located on East Main Street in Barstow, California. The leasehold is located within a 15-acre parcel with was developed as a lodging, restaurant, retail and theater complex known as "Barstow Station Too!". The Barstow hotel is the only hotel or motel to be included in the complex. The original term of the lease was to be for 50 years with lessee's option to renew for three additional 10 year periods.

	The Barstow hotel, which consists of 148 guest rooms, was placed in service on December 31, 1985, at which date 96 guest rooms were available for occupancy. The remaining 52 guest rooms became available for occupancy on March 15, 1986.

	On June 15, 1987 the Partnership commenced operation of a
family restaurant and cocktail lounge immediately adjacent to
the Barstow hotel.   The Partnership leases the restaurant
facility from Fred Rosenberg,  the lessor of the hotel site.

	On May 30, 1990, the Partnership entered into a written agreement with the lessor for the amendment of the hotel and restaurant facility leases. The restaurant facility lease term was extended from January 1, 1991 to December 31, 2010; however, the Partnership has the option of terminating the lease term after January 1, 2001, upon the termination of its license to operate its adjacent hotel as a franchise of Holiday Inns, Inc. Additionally, the minimum rent for the restaurant facility was adjusted downward from $12,700 monthly to $8,035 monthly, subject to adjustment for changes in consumer prices. Additional rent for the hotel site and restaurant facility was changed so as to be the amount by which 9% of the combined annual gross sales from the hotel and restaurant facility exceeds the combined annual minimum rent ($269,796 as of September 30, 1995) under the hotel site and restaurant facility leases.

	In 1995, the Partnership incurred a total of $282,200 in ground rent expense for its Barstow hotel site and restaurant facility.
 Monthly payments of $24,004 have been made throughout the year, and as of December 31, 1995 a credit balance of $5,844 in accrued rent remains on the Partnership's books which was paid to the Partnership by the landlord in January 1996.

	The Barstow hotel achieved the following average occupancy rates and average room rates during 1995, 1994 and 1993.

			  Average Occupancy Rate
			   1995    1994    1993
			  ------  ------  ------
January                   71.6%   78.8%   79.3%
February                  69.6%   88.7%   86.0%
March                     80.9%   88.3%   81.2%
April                     85.0%   93.2%   83.0%
May                       77.2%   78.9%   78.1%
June                      76.6%   79.6%   77.1%
July                      89.1%   79.6%   85.8%
August                    74.5%   77.2%   82.8%
September                 76.4%   74.8%   76.1%
October                   77.1%   79.5%   78.5%
November                  66.7%   78.7%   83.3%
December                  53.7%   60.4%   62.3%

Annual Average            74.9%   79.7%   79.4%

				Average Room Rate
			     1995    1994    1993
			    ------  ------  ------
January                     $58.96  $56.59  $57.43
February                    $59.79  $57.74  $54.76
March                       $60.16  $57.29  $57.53
April                       $60.60  $57.58  $58.60
May                         $61.57  $58.80  $60.23
June                        $62.74  $59.44  $58.98
July                        $59.04  $59.27  $57.53
August                      $62.30  $59.56  $57.21
September                   $62.20  $58.73  $56.55
October                     $60.67  $59.48  $55.94
November                    $62.52  $60.29  $56.34
December                    $61.52  $60.07  $56.64

Annual Average              $60.95  $58.67  $57.32

	The following lodging facilities provide direct and indirect competition to the Partnership's Barstow hotel:

					       APPROXIMATE
						 DISTANCE
			   NUMBER                FROM THE
      FACILITY            OF ROOMS                HOTEL
-----------------------   --------            -------------
Quality Inn                 100                  Adjacent
Economy Motel of America    113               0.25    miles
Barstow Inn                  62               0.50    miles
Vagabond Inn                 67               0.50    miles
Best Western                 79               0.50    miles
Holiday  Inn Express         65               3.00    miles

	The Barstow hotel's major sources of patronage are generated by local military bases, with civilian Federal employees and Federal government contractors generating approximately 24% of the hotel's room revenue and military personnel generating another 17% of the hotel's room revenue. The Barstow area also attracts traveling salespeople and other commercial travelers.

	For a discussion of the revenue received by the Partnership from the restaurant and lounge see Item 7 hereof.

Item 3.  LEGAL PROCEEDINGS

	Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Inapplicable.

				   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	 STOCKHOLDER MATTERS

Market Information

	The Units are not freely transferable and no public market in the Units has developed or is expected to develop.

Holders

	As of December 31, 1995 a total of 1,951 investors (the
"Limited Partners") held Units in the Partnership.

Distributions

	Cash distributions are made from Cash Available for Distribution, defined in the Partnership's Amended and Revised Agreement of Limited Partnership (the "Partnership Agreement") as Cash Flow, less adequate cash reserves for obligations of the Partnership for which there is no provision. Cash Flow means cash funds provided from operations of the Partnership, without deduction for depreciation, but after deducting cash funds used to pay or provide for the payment of debt service, capital improvements and replacements and the operating expenses of each property and the Partnership. Of the Cash Available for Distribution fin any year, the General Partners will receive 10% thereof, of which 9% will constitute a subordinated fee for managing the Partnership and 1% will be attributable to their interest in the profits of the Partnership. Notwithstanding the preceding, the General Partners will not receive distributions of Cash Available for Distribution in any year in which the Limited Partners do not receive distribution of Cash Available for distribution in an amount at least equal to 14% of their adjusted capital contributions.

	The Partnership's distributions of Cash Available for Distribution during the two most recent fiscal years were as follows:
				    Total          Amount
		      Date       Distribution     Per Unit
		    --------     ------------     --------
		    02/15/94        $72,176         $8.00
		    05/15/94        $72,176         $8.00
		    08/15/94        $83,002         $9.20
		    11/15/94        $83,002         $9.20
		    02/15/95        $83,002         $9.20
		    05/15/95        $83,002         $9.20
		    08/15/95        $83,002         $9.20
		    11/15/95        $83,002         $9.20

	No distributions of Cash Available for Distribution were made to the General Partners.

	Cash distributions are also made from Sale or Refinancing Proceeds, defined in the Partnership Agreement as the cash proceeds from a sale or refinancing of a Partnership property remaining after retirement of mortgage debt, all expenses related to the transaction, and any fees payable to the General Partners. Of the Sale or Refinancing Proceeds available for distributions in any year, the General Partners will receive 15% thereof, of which 14% will constitute a subordinated incentive fee and 1% will be attributable to their interest in the Partnership. Notwithstanding the preceding, the General
Partners will not receive distributions of Sales or Refinancing Proceeds until each 100% of his capital contributions and has received additional distributions from all sources equal to 10% per annum cumulative on his adjusted capital contributions.

Item 6. Selected Financial Data


			     Year Ended December 31,
			     1995       1994       1993      1992       1991
			  ---------  ---------  ---------  ---------  ---------
Guest room income        $2,466,338 $2,526,730 $2,458,535 $2,256,242 $2,232,234
Restaurant income          $636,141   $701,900   $775,129   $819,072   $949,249
Interest income             $11,825    $13,899    $11,802    $14,037    $18,485
Net income (loss)           $78,676   $188,470    $82,208  $(102,512)  $165,712


Per Partnership Unit:
  Cash distributions        $36.80      $34.40     $16.00     $32.00      $8.00
  Net income (loss)          $8.63      $20.68      $9.02    $(11.25)    $18.18


			     December 31,
			     1995       1994       1993      1992       1991
			  ---------  ---------  ---------  ---------  ---------



Total assets             $3,127,918 $3,411,671 $3,523,707 $3,560,555 $3,989,404
Long-term debt                -          -          -          -          -

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources
-------------------------------

	The Managing General Partner believes that the Partnership's liquidity, defined as its ability to generate sufficient cash to satisfy its cash needs, is adequate. The Partnership's primary source of liquidity is its cash flow from operations. The Partnership had as of December 31, 1995 current assets of $353,250, current liabilities of $179,911 and therefore, an operating reserve of $173,339 in excess of current liabilities. These excess net assets provide a working capital reserve for the Partnership. The Managing General Partner had a reserve target equal to 5% of the adjusted capital accounts, which are approx-imately $5,536,000. Current reserves are below this $276,800 reserve target as the Managing General Partner decided to pay for the capitalized renovations and replacement from cash on hand rather than incur debt. The reserve will be re-plenished during the coming fiscal year to the extent made possible by operations.

	During the fiscal year covered by this report, the Partnership expended $383,468 for renovations and replacement, of which $306,084 was capitalized. The capitalized items included
$58,444 for an electronic lock system required by the Holiday
Inn franchise agreement, $51,360 for a restaurant access with ramps oriented to the hotel required by the Americans with Disabilities Act, $45,091 for carpet in the hotel public areas and corridors, $31,263 for guest room carpet, $13,072 for a restaurant computer system that is compatible with the hotel computer system required by the franchise agreement, $17,499 for replacement televisions, $15,273 for additional signage, $2,637 for an ice machine and $68,538 for engineering and drawings associated with the potential 30-room addition referred to below under this caption. Items not capitalized include $14,160 for replacement guest room chairs, $13,150 for replacement guest room doors, $9,632 for re-upholstery of restaurant booths and chairs, $7,799 for guest room drapes, $7,590 for replacement bedspreads, $5,301 for replacement lamps and lampshades and $4,329 for replacement art in the restaurant.

	During the fiscal year ended December 31, 1994, the Partnership expended $188,487 for renovations and replacements, of which $153,085 was capitalized. Included in the capitalized amounts was $17,283 for new bed sets, $13,796 for guest room carpets, $12,114 for three ice machines, $12,000 for restaurant carpet, $8,336 for a new restaurant sign, $26,401 for guest room chairs, $17,000 for a movie satellite system, $4,703 for an office copy machine, $4,358 for a new computer, $3,748 for the Partnership's share of a vehicle used by an operations manager shared by the Partnership and certain affiliated limited partnerships and $33,348 for partial payment on the common area carpet and pad. The uncapitalized items include $8,000 for parking lot repairs, $4,370 for fiberglass tub repair, $7,927 for wallpaper and painting and $3,788 for new bedspreads.

	Other than as set forth in the next paragraph, the Managing General Partner is aware of no material trends or changes with respect to the mix or relative cost of the Partnership's capital resources. Adequate working capital is expected to be generated from hotel revenues. The Managing General Partner's budget for renovation and replacement expenditures is 3% of room revenues.

	Due to the hotel's inability to satisfy mid-week demand, the Managing General Partner is exploring the feasibility of adding approximately 30 guest rooms to the existing hotel. Preliminary economic research and forecasting has resulted in a positive projection for additional rooms. The Managing General Partner has directed that preliminary site and related studies be performed to confirm construction costs. It is estimated that the construction and furnishing of this addition would cost approximately $1,000,000. The Managing General Partner anticipates that the Partnership would obtain a loan to pay for this addition, although there can be no assurance that such a loan would be available on favorable terms, if at all. The landlord has informally agreed to lease the land for this addition on the same terms as the existing leases, i.e., with rent to be 9% of gross sales, subject to a minimum rent to be negotiated.

New Accounting Standards
------------------------

	SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires the Partnership to disclose information about potential impairment to the value of long-lived assets. The Partnership is not required to adopt and does not currently plan to adopt
SFAS No. 121 until its fiscal year ending December 31, 1996.
The Partnership does not anticipate that any disclosures about impairment of long-lived assets under SFAS No. 121 will be necessary.

Results of Operations
----------------------

Combined Financial Results
--------------------------

	The following tables summarize the Partnership's operating results for the fiscal years ended December 31, 1993, 1994 and 1995 on a combined basis. Individual hotel and restaurant results follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis.
				      Average        Average
					Hotel          Hotel
				      Occupancy        Room
					Rate           Rate
Fiscal Year Ended:                  -------------   -----------
December 31, 1993                       79.4%         $57.32
December 31, 1994                       79.7%         $58.67
December 31, 1995                       74.9%         $60.95

					    Total
					Expenditures   Partnership
			   Total            and         Cash Flow
			 Revenues       Debt Service       (1)
Fiscal Year Ended:     ------------    -------------  ------------
December 31, 1993       $3,323,119      $3,007,949      $315,170

December 31, 1994       $3,339,096      $3,041,413      $297,683

December 31, 1995       $3,213,820      $3,158,485       $55,335

	(1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, this amount is the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners. This calculation is reconciled to the financial statement in the following table.

	Reconciliation of Partnership Cash Flow from the chart above to Net Income as shown on the Statements of Operations in the financial statements is as follows:

				      1995             1994            1993
				   ---------        ---------       ---------
Partnership Cash Flow               $55,335         $297,683        $315,170
Additions to Fixed Assets           306,084          153,085          64,069
Depreciation and Amortization      (278,574)        (262,299)       (297,083)
Other Items                          (4,169)               1              52
				   --------         --------         -------
Net Income                          $78,676         $188,470         $82,208
				   ========         ========         =======

	The following is a reconciliation of the Partnership Cash Flow shown above to the aggregate total of Cash Flow from Hotel Operations (shown below) and the Total Restaurant Net Loss (shown below).

				      1995            1994            1993
				   ---------       ---------       ---------
Cash Flow from Hotel Operations    $251,271        $481,530        $522,360
Total Restaurant Net Loss          (207,886)       (195,393)       (214,428)
				   --------         -------         -------
Aggregate Cash Flow from Property
  Operations                         43,385         286,137         307,932
Interest on Cash Reserves            11,825          13,899          11,802
Other Income (net of Other Expen-
ses) not allocated to the property      125          (2,353)         (4,564)
				   --------         -------         -------
Partnership Cash Flow               $55,335        $297,683        $315,170
				   ========         =======         =======
Hotel Operations
----------------

	The following table sets forth a comparison of the operating results of the Barstow hotel for its three most recent fiscal years of operation. Total expenditures include the operating expenses of the hotel, together with the cost of capital improvements and those Partnership expenses properly alloc-able to such hotel.

					    Total       Cash Flow
					Expenditures      from
			   Total             and        Combined
			  Revenues      Debt Service   Operations
			-----------     ------------   ----------
Fiscal Year Ended:

December 31, 1993       $2,535,958      $2,013,598      $522,360
December 31, 1994       $2,622,196      $2,140,666      $481,530
December 31, 1995       $2,565,636      $2,314,365      $251,271

	The Partnership's hotel experienced a 2.2% decrease in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. The five percentage point decline in the average occupancy rate was not completely offset by the $2.28 increase in the average room rate. The occupancy generated by the corporate market segment declined while occupancy by the other market segments remained substantially unchanged. The average room rate for all market segments increased due to rate increases.

	The Barstow hotel achieved a 3.4% increase in total revenues during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. Improved performance in both average occupancy rate and in average room rate were achieved. The hotel's increased share of the leisure market was partially offset by decreased discount business. An increase in the government per diem rate allowed for a $1.00 increase in the average room rate received from military and Federal employee guests, who represented approximately 38% of total guests.

	The Barstow hotel's total expenditures and debt service increased $173,699 (8.1%) during the fiscal year covered by this report as compared to the previous fiscal year. If the increase in renovations and replacements of $194,981 that was discussed previously is excluded, the hotel achieved a $21,282 reduction in expenditures. This decrease in expenditures included reductions of $22,427 in bad debt expense, $14,279 in workers' compensation insurance, $10,562 in electricity, of $10,158 in sales salaries, $8,016 in housekeeping wages and $5,037 in promotional materials. Partially offsetting the expense reductions were expenditure increases of $10,882 in security services, $7,374 in maintenance wages, $5,752 in linen replacement and $5,505 in reservation fees.

	The Barstow hotel's total expenditures and debt service increased $127,068 or 6.3% during the fiscal year ended December 31, 1994 as compared to the previous fiscal year. Staffing changes resulted in increased payroll costs of $5,685 for the front desk personnel, $7,219 for a salesperson, and $12,023 for the resident manager. Bad debt expenses increased $22,636, $18,000 of which is related to staffing changes in the restaurant in 1993. Advances made to a critical restaurant employee (an executive chef) were written-off after determination that the employee's position should be eliminated and collection efforts proved futile. Increased costs for electricity of $6,249 were associated with increased occupancy.

Elements of a cost-cutting program initiated by the General Partners resulted in savings of $5,531 in security services, $16,641 in print advertising, $6,097 in cleaning supplies and $10,151 in linen replacement. The $12,641 increase in water and sewer charges is due partially to increased occupancy, but primarily to rate increases by the City of Barstow.
Expenditures for renovation and replacements increased from $81,762 to $188,487. The major items expended were discussed under the section captioned "Liquidity and Capital Resources."

Restaurant Operations
---------------------

	The following table summarizes the operating results of the restaurant for the fiscal years ended December 31, 1995, 1994, and 1993:

			      1995              1994               1993
		       ----------------   ----------------   ----------------
Food Sales             $496,097  100.0%   $575,894  100.0%   $656,154  100.0%
Cost of Food Sales     (183,583) -37.0%   (210,662) -36.6%   (216,457) -33.0%
Gross Profit from       -------            -------            -------
Food Sales              312,514   63.0%    365,232   63.4%    439,697   67.0%

Beverage Sales          140,044  100.0%    126,006  100.0%    118,974  100.0%
Cost of Beverages Sold  (47,772) -34.1%    (44,495) -35.3%    (37,271) -31.3%
			-------            -------            -------
Gross Profit from
  Beverage Sales         92,272   65.9%     81,511   64.7%     81,703   68.7%
			-------            -------            -------
Combined Gross Profit   404,786   63.6%    446,743   63.6%    521,400   67.3%
Restaurant Operating
  Expenses             (612,672) -96.3%   (642,136) -91.5%   (735,828) -94.9%
			-------            -------            -------
Total Restaurant Net
  Loss                $(207,886) -32.7%  $(195,393) -27.8%  $(214,428) -27.7%
			=======            =======            =======

	The Partnership's restaurant at the Barstow Holiday Inn experienced a $12,493 increase in its net loss during the fiscal year covered by this report as compared to the previous fiscal year. Basically, gross profit from food sales declined at a rate faster than the rate at which the cost-cutting programs could compensate. Operating expenses include some renovation and replacement associated with a name change to the "Cactus Club Bar and Grill." The cost-control program that has been in effect since mid-1995 should reduce the restaurant loss that will be realized in 1996.

	The restaurant achieved otherwise improved operating performance during the fiscal year ended December 31, 1994 as compared to the previous fiscal year despite an $80,260 decline in food sales. The sales decline was associated with the intense competition in the area. The sales decline was offset by cost-cutting measures including $5,795 in food costs, $29,233 in preparation wages, $27,015 in service wages, $5,544 in maintenance wages, $11,800 in restaurant repairs and $8,467 in miscellaneous restaurant costs.

Future Trends
--------------

	The Managing General Partner expects that the hotel's occupancy rates, room rates and restaurant revenues (and hence profits) will be negatively impacted should the present economic downturn continue. The Managing General Partner anticipates that improved restaurant revenues, occupancy rates and perhaps room rates would result from an economic recovery. None of the federal government installations in the Barstow area are scheduled for closure.

	The Managing General Partner anticipates that any increases in operating costs and expenses due to inflation during the period in which the Partnership is operating its hotel and restaurant will be met, to the extent possible, by an upward adjustment in room rates and restaurant prices.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Notes to Financial Statements attached hereto at pages F-1 through F-12.

			       ANNUAL REPORT ON FORM 10-K

					ITEM 8

				  FINANCIAL STATEMENTS

			      FAMOUS HOST LODGING V, L.P.

				SACRAMENTO, CALIFORNIA

				  DECEMBER 31, 1995

Item 8: Financial Statements

			 FAMOUS HOST LODGING V, L.P.

			INDEX OF FINANCIAL STATEMENTS



								       Pages
								       -----

		Report of Independent Certified Public Accountants      F-3

		Balance Sheets, December 31, 1995 and 1994              F-4

		Statements of Operations for the years ended
		  December 31, 1995, 1994 and 1993                      F-5

		Statements of Partners' Equity for the years ended
		  December 31, 1995, 1994 and 1993                      F-6

		Statements of Cash Flows for the years ended            F-7 to
		  December 31, 1995, 1994 and 1993                      F-8

		Notes to Financial Statements                           F-9 to
									F-12












Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

	    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Famous Host Lodging V, L.P.

We have audited the accompanying balance sheets of Famous Host Lodging V, L.P., a California limited partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Host Lodging V, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.

VOCKER KRISTOFFERSON AND CO.

February 16, 1996
San Mateo, California

			 FAMOUS HOST LODGING V, L.P.
		    (A California Limited Partnership)
			      BALANCE SHEETS
			December 31, 1995 and 1994


				  ASSETS

							 1995         1994
      Current Assets:                                   ------       ------
	Cash and temporary investments (Notes 1 and 3) $286,074     $564,087
	Accounts receivable                               31,138      52,948
	Prepaid expenses                                  36,038      41,248
							 -------     -------
	Total Current Assets                             353,250     658,283

      Property and Equipment (Note 2):
	Building                                       4,077,604   4,077,604
	Furniture and equipment                        1,287,518   1,007,347
						       ---------   ---------
						       5,365,122   5,084,951
	Accumulated depreciation and amortization     (2,622,748) (2,362,857)
						       ---------   ---------
	Property and Equipment, Net                    2,742,374   2,722,094

	Other Assets                                      32,294      31,294
						       ---------   ---------
	    Total Assets                              $3,127,918  $3,411,671
						       =========   =========

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
	Accounts payable and accrued liabilities      $  179,911  $  198,774
	Due to related parties                              -         11,556
							 -------     -------
		Total Liabilities                        179,911     210,330

Contingent Liabilities and Lease Commitments (Notes 4 and 5)

Partners' Equity:
	General Partners                                   3,688       2,901
	Limited Partners                               2,944,319   3,198,440
						       ---------   ---------
		Total Partners' Equity                 2,948,007   3,201,341
						       ---------   ---------

	    Total Liabilities and Partners' Equity    $3,127,918  $3,411,671
						       =========   =========






	    See Accompanying notes to financial statements.

			 FAMOUS HOST LODGING V, L.P.
		     (A California Limited Partnership)
			  STATEMENTS OF OPERATIONS



					       Years Ended December 31:
					 ------------------------------------
					    1995        1994          1993
Income:                                  ---------    ---------     ---------
	Guest room                      $2,466,338   $2,526,730    $2,458,535
	Restaurant                         636,141      701,900       775,129
	Telephone and vending               54,893       59,016        50,260
	Interest                            11,825       13,899        11,802
	Other                               44,624       37,552        27,393
					 ---------    ---------     ---------
	Total Income                     3,213,821    3,339,097     3,323,119
					 ---------    ---------     ---------
Expenses:
	Hotel and restaurant operations
	       (Notes 4, 5 and 6)        2,634,845    2,664,182     2,718,034
	General and administrative
	       (Note 4)                     61,637       57,941        60,240
	Depreciation and amortization
	      (Note 2)                     278,574      262,299       297,083
	Property management fees
	      (Note 4)                     160,089      166,205       165,554
					 ---------    ---------     ---------
		Total Expenses           3,135,145    3,150,627     3,240,911
					 ---------    ---------     ---------

		Net Income                 $78,676     $188,470       $82,208
					 =========    =========     =========


Net Income Allocable to General Partners      $787       $1,885          $822
					      ====       ======          ====

Net Income Allocable to Limited Partners   $77,889     $186,585       $81,386
					   =======     ========       =======

Net Income Per Partnership Unit (Note 1)     $8.63       $20.68         $9.02
					     =====       ======         =====
Distributions to Limited Partners Per
	Partnership Unit (Note 1)           $36.80       $34.40        $16.00
					   ======       ======        ======






	      See Accompanying notes to financial statements.

			FAMOUS HOST LODGING V, L.P.
		   (A California Limited Partnership)
		      STATEMENTS OF PARTNERS' EQUITY


					       Years Ended December 31:
					 ------------------------------------
					    1995        1994          1993
					 ---------    ---------     ---------
General Partners:
	Balance, beginning of year      $    2,901   $    1,016    $      194
	Net income                             787        1,885           822
					 ---------    ---------     ---------
	Balance, End of Year                 3,688        2,901         1,016

Limited Partners:
	Balance, beginning of year       3,198,440    3,322,212     3,385,178
	Net income                          77,889      186,585        81,386
	Less: Cash distribution to
	      limited partners            (332,010)    (310,357)     (144,352)
					 ---------    ---------     ---------
		Balance, End of Year     2,944,319    3,198,440     3,322,212
					 ---------    ---------     ---------
		Total Partners' Equity  $2,948,007   $3,201,341    $3,323,228
					 =========    =========     =========




























	      See accompanying notes to financial statements.

			  FAMOUS HOST LODGING V, L.P.
		      (A California Limited Partnership)
			   STATEMENTS OF CASH FLOWS

					       Years Ended December 31:
					 ------------------------------------
					    1995        1994          1993
					 ---------    ---------     ---------
Cash Flows From Operating Activities:
	Received from hotel and
	  restaurant operations         $3,224,408   $3,303,398    $3,312,787
	Expended for hotel and
	  restaurant operations
	  and general and admin-
	  istrative expenses            (2,878,610)  (2,872,625)   (2,877,483)
	Interest received                   11,223       13,822        11,778
  Net Cash Provided by Operating         ---------    ---------     ---------
    Activities                             357,021      444,595       447,082
					 ---------    ---------     ---------
Cash Flows From Investing Activities:
	Proceeds from sale of property
	  and equipment                      3,060         -            3,000
	Purchases of property and
	  equipment                       (306,084)    (153,085)      (64,069)
  Net Cash Used by Investing             ---------    ---------     ---------
    Activities                            (303,024)    (153,085)      (61,069)

Cash Flows From Financing Activities:
	Distributions paid to limited
	  partners                       (332,010)     (310,357)     (144,352)
					 --------     ---------     ---------
  Net Cash Used by Financing Activities  (332,010)     (310,357)     (144,352)

  Net Increase (Decrease) in Cash        --------     ---------     ---------
  and Temporary Investments              (278,013)      (18,847)      241,661
					 ========     =========     =========
Cash and Temporary Investments:
	Beginning of year                 564,087       582,934       341,273
					 --------     ---------     ---------
		 End of Year             $286,074      $564,087      $582,934
					 ========     =========     =========











	      See Accompanying notes to financial statements.

			 FAMOUS HOST LODGING V, L.P.
		     (A California Limited Partnership)
		    STATEMENTS OF CASH FLOWS (Continued)

					       Years Ended December 31:
					 ------------------------------------
					    1995        1994          1993
					 ---------    ---------     ---------

Reconciliation of Net Income  to
  Net Cash Provided by Operating
  Activities:
  Net income                              $ 78,676     $188,470      $ 82,208
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization          278,574      262,299       297,083
    (Gain) loss on disposition of
    property and equipment                   4,170         -              (53)
    (Increase) decrease in accounts
      receivable                            21,810      (21,878)        1,446
    (Increase) decrease in prepaid
      expenses                               5,210        4,052        (3,298)
    (Increase) decrease in other
      assets                                (1,000)       1,800        44,400
    Increase (decrease) in accounts
      payable and accrued liabilities      (18,863)       9,911        24,279
    Increase (decrease) in due to
      related parties                      (11,556)         (59)        1,017
					   -------      -------       -------
	       Total Adjustments           278,345      256,125       364,874
					   -------      -------       -------

Net Cash Provided By Operating Activities $357,021     $444,595      $447,082
					   =======      =======       =======





















	      See accompanying notes to financial statements.

		       FAMOUS HOST LODGING V, L.P.
		    (A California Limited Partnership)
		     NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

Famous Host Lodging V, L.P. is a limited partnership organized under California law on October 1, 1984, to acquire and/or develop and operate hotel properties in the State of California. The term of the Partnership expires December 3, 2023, and may be dissolved earlier under certain circumstances. On February 13, 1991 the Partnership Agreement was amended to change the name of the Partner-ship from "Super 8 Lodging V, Ltd." to "Famous Host Lodging V, L.P." The hotel in Barstow, California was opened in December 1985. In 1987 the Partnership commenced operation of a family restaurant and cocktail lounge immediately ad-jacent to the hotel. The Partnership grants credit to customers, substantially all of which are local businesses.

The managing general partner is Grotewohl Management Services, Inc., the sole stockholder and officer of which is Philip B.Grotewohl. In addition, there is one individual associate general partner.

The net income or net loss of the Partnership is allocated 1% to the General Partners and 99% to the Limited Partners. Net income (loss) and distributions per partnership unit are based upon 9,022 units outstanding. All partnership units are owned by the Limited Partners.

The partnership agreement requires that the Partnership maintain working cap-ital reserves for normal repairs, replacements, working capital and contin-gencies in an amount of at least 5% of gross proceeds of the public offering of units as adjusted for distributions of sales proceeds ($276,799 at Dec-ember 31, 1995). As of December 31, 1995, the Partnership had working cap-ital of only $173,339 due to capital renovations made during 1995. Manage-ment anticipates replenishing the reserve during 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Items of Partnership income or loss are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial state-ments of the Partnership.

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:
	    Description                     Methods             Useful Lives
	------------------------ ----------------------------- --------------
	Building and components     150% declining balance      10-25 years
				    and straight-line
	Furniture and equipment     200% declining balance        4-7 years
				    and straight-line

Costs incurred in connection with maintenance and repair are charged to ex-pense. Major renewals and betterments that materially prolong the lives of assets are capitalized.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

		       FAMOUS HOST LODGING V, L.P.
		    (A California Limited Partnership)
	       NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of December 31, 1995 and 1994 consists of the following:

						   1995            1994
						----------      -----------
	Cash in bank                             $ 73,252        $ 61,982
	Money market accounts                     112,822         402,105
	Certificates of deposit                   100,000         100,000
						  -------         -------
	 Total Cash and Temporary Investments    $286,074        $564,087
						  =======         =======

Temporary investments are recorded at cost, which approximates market value.
The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

Franchise Fees
During the year ended December 31, 1990, the Partnership submitted an applica-tion with a $44,400 deposit to obtain a Holiday Inn franchise. The deposit was refundable upon completion of the Holiday Inn franchise conversion requirements and was included in other assets as of December 31, 1992 and 1991 in the ac-companying balance sheets. During the year ending December 31, 1993, the Partnership was refunded the entire deposit amount of $44,400.

In February 1991, the Partnership obtained a ten-year franchise agreement with Holiday Inns, Inc. to operate its Barstow hotel and restaurant under the name "Holiday Inn." The Partnership pays monthly franchise fees of 4% of gross room revenues of the hotel and makes monthly contributions of 1 1/2% and 1% of guest room revenues to a marketing fund and reservation fund, respectively.

Property Management Fees
The General Partners, or their affiliates, handle the management of the hotel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the partnership agreement, and amounted to $160,089 in 1995, $166,205 in 1994 and $165,554 in 1993.

Subordinated Distributions to General Partners
During the Partnership's operational stage, the General Partners are to receive an aggregate of 10% of Partnership distributions from cash available for distri-bution, of which 9% will constitute a fee for managing the Partnership and 1% on account of their interest in the income and losses of the Partnership. These distributions are subordinated, however, to payment to each Limited Partner during such year of distributions from cash available for distribution, of 14% per annum non-cumulative return on his adjusted capital contribution. Through December 31, 1995, the Limited Partners have not received a 14% non-cumulative return in any year, therefore no distributions have been made or have accrued to the General Partners.

		       FAMOUS HOST LODGING V, L.P.
		    (A California Limited Partnership)
	       NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Subordinated Incentive Distributions
Under the terms of the partnership agreement, the General Partners are to receive an aggregate of 15% of Partnership distributions of net proceeds from
the sale or refinancing of Partnership properties.   The aggregate distribution
of 15% is composed of a 14% subordinated incentive fee as additional compensa-tion for services rendered by the General Partners and the 1% on account of their interest in the income and losses of the Partnership. These distri-butions are subordinated, however, to net proceeds from the sale or refinanc-ing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus 10%
per annum cumulative return on their adjusted capital contributions.   At Dec-
ember 31, 1995, the Limited Partners had not received the 10% per annum cumu-lative return, and accordingly, no such proceeds have been distributed to the General Partners.

Administrative Expenses Shared by the Partnership and Its Affiliates
There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partners and their affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, and administrative salaries. The administra-tive expenses allocated to the Partnership were approximately $223,000 in 1995, $207,000 in 1994 and $219,000 in 1993 and are included in general and adminis-trative expenses and hotel and restaurant operations expenses in the accompany-ing statements of operations. Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, the sole stockholder of Grotewohl Management Services, Inc. (see Note 1), the general partner.


NOTE 5 - LEASE COMMITMENTS

The Partnership leases 3.05 acres of land in Barstow, California for a term of 50 years beginning in 1984. The Partnership has the right to extend the lease for three consecutive periods of ten years each. The base rent payments are subject to annual upward or downward adjustments based on changes in the Consumer Price Index.

The Partnership also leases the site adjacent to its Barstow hotel that con-tains a restaurant and lounge. The lease provides for a 20-year term ending December 31, 2010 with an option to terminate this lease after termination of the Holiday Inn license agreement. The option cannot be exercised before the tenth year of the renewal term and requires six months written notice.

Both leases contain provisions requiring the lessee to pay all property taxes and assessments. The leases provide for payment of the excess of percentage rent over the base rent. The percentage rent is 9% of the combined gross hotel room revenues and gross restaurant and lounge sales.

Rental expense under these leases incurred by the Partnership amounted to $297,167 in 1995, $307,493 in 1994 and $307,524 in 1993. Such amounts are in-
cluded in hotel and restaurant operations expense in the accompanying state-ments of operations.

		       FAMOUS HOST LODGING V, L.P.
		    (A California Limited Partnership)
	       NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - LEASE COMMITMENTS

Future lease commitments at December 31, 1995, using the current minimum monthly amounts, are as follows:

	Years Ended             Hotel Land         Restaurant
	December 31:               Lease              Lease           Total
	------------           ------------       ------------    -----------
	  1996                 $  158,892         $  110,904      $  269,796
	  1997                    158,892            110,904         269,796
	  1998                    158,892            110,904         269,796
	  1999                    158,892            110,904         269,796
	  2000                    158,892            110,904         269,796
	  2001-2034             5,322,882          1,109,040       6,431,922
				---------          ---------       ---------
	Total minimum future
	  lease payments       $6,117,342         $1,663,560      $7,780,902
				=========          =========       =========

NOTE 6 - HOTEL AND RESTAURANT OPERATING EXPENSES

The following table summarizes the major components of hotel and restaurant operating expenses for the following years:

				      1995            1994            1993
				  ----------      ------------    ------------
Salaries and related expenses     $ 789,516       $   856,364     $   884,603
Cost of food and beverage           231,355           255,156         253,728
Rent                                297,168           307,493         307,524
Franchise and advertising           247,002           260,110         285,869
Utilities                           214,662           231,317         213,475
Allocated costs, mainly indirect
  salaries                          181,607           169,655         180,492
Renovations and replacements         77,384            35,402          17,693
Other operating expenses            596,151           548,685         574,650
				  ---------         ---------       ---------
   Total hotel and restaurant
     operating expenses          $2,634,845        $2,664,182      $2,718,034
				  =========         =========       =========

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	 ACCOUNTING AND FINANCIAL DISCLOSURE

	 Inapplicable.

				    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Dennis A. Brown and Grotewohl Management Services, Inc. were the original managing general partners of the Partnership, and Robert J. Dana was the original associate general partner of the Partnership. Upon the death of Mr. Brown on February 25, 1988, Grotewohl Management Services, Inc. and Mr. Dana elected to continue the Partnership as the Managing General Partner and Associate General Partner, respectively.

	Mr. Philip B. Grotewohl, the sole shareholder of Grotewohl Management Services, Inc., is currently age 77. Mr. Robert J.
Dana is age 67.

Item 11.  EXECUTIVE COMPENSATION

	Although Mr. Brown ceased to be a general partner of the Partnership upon his death, a trust of Mr. Brown shares in certain of the compensation otherwise payable to the General Partners and their affiliates. This revenue is now paid to a trust.

Property Management Fees

	The Manager, a California general partnership which is owned equally by the Brown trust and the Managing General Partner, is managing the Partnership's hotel and restaurant. The fee for this service is 5% of the gross hotel and restaurant revenue.
During the fiscal year ended December 31, 1995, the Partnership paid property management fees in the amount of $160,089 to the Manager.

General Partners' Interest in Cash Available for Distribution

	At quarterly intervals, the total amount of the Partnership's Cash Available for Distribution is determined at the discretion
of the General Partners. (See Item 5 above.)   Distributions
therefrom are made as follows: (1) 90% of such distributions are paid to the Limited Partners;  (2)  9% thereof is paid to the
General Partners as Partnership management fees; and  (3)   1%
thereof is paid to the General Partners in accordance with their interest in the income and losses of the Partnership.

	Notwithstanding the foregoing, however, distributions of Cash Available for Distribution to the General Partners which would otherwise be paid to the General Partners are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to 14% per annum on their Adjusted Capital Contributions.

	No such distributions were paid or accrued for the account of the General Partner during the fiscal year covered by this report.
General Partners' Interest in Net Proceeds of Sales and
Refinancing of Partnership Properties

	The proceeds from the sale or refinancing of properties not reinvested are to be distributed first to the Limited Partners until they have received cumulative payments from all the sale or refinancing of properties equal to 100% of their original capital contribution and a cumulative payments from all sources equal to a 10% per annum return on their adjusted capital contributions. When the foregoing requirement has been satisfied, any remaining funds from the sale or refinancing of properties will be distributed 15% to the General Partners and 85% to the Limited Partners.

	No such distributions were paid or accrued for the account of the General Partners during the fiscal year covered by this report.

Allocation of Compensation

	Compensation to the General Partners and their affiliates is allocated as follows:

(1) Mr. Dana receives annual amounts equal to 30% of total compensation to the General Partners and their affiliates as a group reduced by all Partnership-related business expenses of the General Partners and their affiliates.

(2) All compensation to the General Partners which is not allocated to Mr. Dana is divided equally between Grotewohl
Management Services, Inc. and their affiliates and the Brown trust.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners

	No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management

	The General Partners are not the beneficial owners of any Units.

Changes in Control

	With the consent of all other General Partners and Limited Partners holding more than 50% of the Units, a General Partner may designate a successor or additional general partner, in each case with such participation in such General Partner's interest as such General Partner and successor or additional general partner may agree upon, provided that the interests of the Limited Partners are not affected thereby.

     A General Partner may withdraw from the Partnership at any time upon 60 days' prior written notice to the Limited Partners and any other General Partners, or may transfer his interest to an entity controlled by him; provided, however, that in either such event, if it is determined that the Partnership business is to be continued rather than dissolved and liquidated upon the happening thereof, the withdrawal or transfer will be effective only after receipt by the Partnership of an opinion of counsel to the effect that such withdrawal or transfer will not cause the Partnership to be classified as an association taxable as a corporation rather than as a partnership for federal income tax purposes.

     The Limited Partners shall take no part in the management of the Partnership's business; however, a majority in interest of the Limited Partners, without the concurrence of the General Partners, shall have the right to amend the Partnership Agreement, dissolve the Partnership, remove a General Partner or any successor general partner, elect a new general partner or general partners upon the removal, retirement, death, insanity, dissolution, insolvency or bankruptcy of a General Partner, and approve or disapprove the sale, exchange or pledge in a single transaction of all or substantially all of the properties acquired by the Partnership.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates

	There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General
Partners and their affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $223,000 in 1995 and are included in general and administrative expenses and hotel and restaurant operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to three employee who are related to Philip B. Grotewohl, the sole shareholder of the Managing General Partner.
PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
	  FORM 8-K
     (a)  Documents filed as part of this report
1.      Financial Statements Included in Part II of this Report
		Report of Independent Certified Public Accountants
		   Balance Sheets, December 31, 1995 and 1994
		   Statements of Operations for the Years Ended December 31,
		     1995, 1994 and 1993
		   Statements of Partners' Equity for the Years Ended
		     December 31, 1995, 1994  and 1993
		   Statements of Cash Flow for the Years Ended December 31,
		     1995, 1994 and 1993
		   Notes to Financial Statements
2.      Financial Statement Schedules Included in this Report
	       None
3.     Exhibits
	     3.1 and 4.1 The Partnership Agreement filed as Exhibit 3.1 and 4.1 to the annual report on Form 10-K for the fiscal year ended December 31, 1994 is incorporated herein by reference.

	     10.1 Ground Lease respecting the Barstow Hotel filed as
	     Exhibit 10.1 to post-effective amendment no. 1 to the registration statement on Form S-1 of the Partnership (File No.2-88942) is incorporated herein by reference.

	     10.2 Motel Management Agreement between the Partnership and Super 8 Management Corporation filed as Exhibit 10.3 to the registration statement on Form S-1 of the Partnership (File No. 33-3842) is incorporated herein by reference.

	     10.3 Ground Lease respecting the Barstow Restaurant filed as
	     Exhibit 10.9 to the annual report on Form 10-K of the Partnership for the fiscal year ended December 31, 1989 is incorporated herein by reference.

	     10.4 Amendment to Ground Leases, filed as Exhibit 10.11, to the annual report on Form 10-K of the Partnership for the fiscal year ended December 31, 1990 is incorporated herein by reference.

	     10.5 Franchise Agreement between Partnership and Holiday Inns, Inc. filed as Exhibit 10.6 to the annual report on Form 10-K of the Partnership for the fiscal year ended December 31, 1994 is incorporated herein by reference.

     (b)   Reports on Form 8-K
	     Inapplicable

				 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      FAMOUS HOST LODGING V, L.P.



By (Signature and Title)   /s/     Philip B. Grotewohl
			  ------------------------------------------------
			  Philip B. Grotewohl,
			  President of Grotewohl Management Services, Inc.,
			  General Partner

Date March 28, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By (Signature and Title)  /s/     Philip B. Grotewohl
			  ---------------------------------------------------
			  Philip B. Grotewohl,
			  Chief executive officer, chief  financial officer,
			  chief accounting officer and sole director of
			  Grotewohl Management Services, Inc., General Partner

Date March 28, 1996