Form 10-Q
period 1996-03-31
FAMOUS HOST LODGING V LP
filed 1996-05-03
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended March 31, 1996

                            Commission File 2-88942

                           FAMOUS HOST LODGING V, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


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

                          FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

                         FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - March 31, 1996 and December 31, 1995          2

   Statement of Operations - Three Months Ended
   March 31, 1996 and 1995                                       3

   Statement of Changes in Partners' Equity -
   Three Months Ended March 31, 1996 and 1995                    4

   Statement of Cash Flows - Three Months Ended
   March 31, 1996 and 1995                                       5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                          7 - 8

   Other Information and Signatures                            9 - 10

                         FAMOUS HOST LODGING V, L.P.
                     (A California Limited Partnership)
                                BALANCE SHEET
                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                         3/31/96      12/31/95
                                                       ----------    ----------
                                      ASSETS
Current Assets:
  Cash and temporary investments                      $   336,556   $   286,074
  Accounts receivable                                      44,494        31,138
  Prepaid expenses                                         18,938        36,038
                                                       ----------    ----------
    Total current assets                                  399,988       353,250
                                                       ----------    ----------
Property and Equipment:
  Buildings                                             4,077,604     4,077,604
  Furniture and equipment                               1,294,138     1,287,518
                                                       ----------    ----------
                                                        5,371,742     5,365,122
  Accumulated depreciation                             (2,694,391)   (2,622,748)
                                                       ----------    ----------
    Property and equipment, Net                         2,677,351     2,742,374
                                                       ----------    ----------

Other Assets                                               32,294        32,294

    Total Assets                                      $ 3,109,633   $ 3,127,918
                                                       ==========    ==========

                      LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities            $   225,901   $   179,911
                                                       ----------    ----------
    Total liabilities                                     225,901       179,911
                                                       ----------    ----------
Contingent Liabilities (See Note 1)

Partners' Equity:
  General Partners                                          3,875         3,688
  Limited Partners                                      2,879,857     2,944,319
                                                       ----------    ----------
    Total partners' equity                              2,883,732     2,948,007
                                                       ----------    ----------

Total Liabilities and Partners' Equity                $ 3,109,633   $ 3,127,918
                                                       ==========    ==========








The accompanying notes are an integral part of the financial statements.

                         FAMOUS HOST LODGING V, L.P.
                     (A California Limited Partnership)
                           STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                          Three         Three
                                                          Months        Months
                                                          Ended         Ended
                                                         3/31/96       3/31/95
Income:                                                ----------    ----------
  Hotel room                                          $   656,087   $   589,470
  Restaurant                                              154,748       149,922
  Telephone and vending                                    16,502        13,721
  Interest                                                  2,096         3,009
  Other                                                     8,301        13,224
                                                       ----------    ----------
   Total Income                                           837,734       769,346
                                                       ----------    ----------
Expenses:
  Hotel and restaurant
   operating (Note 2)                                     681,353       632,967
  General and admin-
   istration                                               22,091        24,482
  Depreciation and
   amortization                                            73,743        60,234
  Property management fees                                 41,820        38,463
                                                       ----------    ----------
   Total Expenses                                         819,007       756,146
                                                       ----------    ----------

   Net Income (Loss)                                  $    18,727   $    13,200
                                                       ==========    ==========
Net Income (Loss) Allocable to
 General Partners                                            $187          $132
                                                          =======       =======
Net Income (Loss) Allocable to
 Limited Partners                                         $18,540       $13,068
                                                          =======       =======
Net Income (Loss) per
 Partnership Unit                                           $2.05         $1.45
                                                          =======       =======
Distributions to Limited Partners
 per Partnership Unit                                       $9.20         $9.20
                                                          =======       =======












The accompanying notes are an integral part of the financial statements.

                         FAMOUS HOST LODGING V, L.P.
                     (A California Limited Partnership)
                  STATEMENT OF CHANGES IN PARTNERS' EQUITY
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                          1996         1995
                                                       ----------    ----------
General Partners:
 Balance at beginning of year                         $     3,688   $     2,901
 Net income (loss)                                            187           132
                                                       ----------    ----------
  Balance at end of period                                  3,875         3,033
                                                       ----------    ----------

Limited Partners:
 Balance at beginning of year                           2,944,319     3,198,440
 Net income (loss)                                         18,540        13,068
 Distributions to limited partners                        (83,002)      (83,002)
                                                       ----------    ----------
  Balance at end of period                              2,879,857     3,128,506
                                                       ----------    ----------

  Total Partners' Equity                              $ 2,883,732   $ 3,131,539
                                                       ==========    ==========































The accompanying notes are an integral part of the financial statements.

                         FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                            STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                          1996          1995
                                                       ----------    ----------
Cash flows from operating activities:
   Received from hotel and restaurant revenues        $   823,545   $   775,223
   Expended for hotel and restaurant operation
    and general and administrative expenses              (682,173)     (697,357)
   Interest received                                          832         3,000
                                                       ----------    ----------
      Net cash provided (used) by operating activities    142,204        80,866
                                                       ----------    ----------
Cash flows from investing activities:
   Purchases of property and equipment                     (8,720)      (79,859)
                                                       ----------    ----------
      Net cash provided (used) by investing activities     (8,720)      (79,859)
                                                       ----------    ----------
Cash flows from financing activities:
   Distributions paid to limited partners                 (83,002)      (83,002)
                                                       ----------    ----------
      Net cash provided (used) by operating activities    (83,002)      (83,002)
                                                       ----------    ----------
      Net increase (decrease) in cash
        and temporary investments                          50,482       (81,995)

      Cash and Temporary Investments:
         Beginning of year                                286,074       564,087
                                                       ----------    ----------

            End of Period                             $   336,556   $   482,092
                                                       ==========    ==========

Reconciliation of net income (loss) to net cash provided (used) by operating activities:

   Net income (loss)                                  $    18,727   $    13,200
                                                       ----------    ----------
   Adjustments to reconcile net income to
    net cash used by operating activities:
      Depreciation and amortization                        73,743        60,234
      (Increase) decrease in accounts receivable          (13,356)        8,877
      (Increase) decrease in prepaid expenses              17,100        18,519
      Increase (decrease) in accounts payable
        and accrued liabilities                            45,990       (19,964)
                                                       ----------    ----------
             Total adjustments                            123,477        67,666
                                                       ----------    ----------
             Net cash provided (used) by
               operating activities                   $   142,204   $    80,866
                                                       ==========    ==========



The accompanying notes are an integral part of the financial statements.

                         FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

Note 1:

        The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

        Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1995 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

        In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

   Property Management Fees                    $    41,820

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

Note 2:

        The following table summarizes the major components of hotel operating expenses for the periods reported:

                                                         3/31/96       3/31/95
                                                       ----------    ----------
Salaries and related expenses                         $   199,022   $   204,874
Cost of food and beverage                                  62,710        55,435
Rent                                                       77,288        71,242
Franchise and advertising                                  73,177        56,036
Utilities                                                  46,765        46,833
Allocated costs, mainly indirect
 salaries                                                  45,819        42,262
Renovations and replacements                               13,981         2,612
Other operating expenses                                  162,591       153,673
                                                       ----------    ----------
Total hotel and restaurant
 operating expenses                                   $   681,353   $   632,967
                                                       ==========    ==========




        The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                         FAMOUS HOST LODGING V, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 MARCH 31, 1996


LIQUIDITY AND CAPITAL RESOURCES

        The Partnership has current assets of $399,988 and current liabilities of $225,901. The excess of current assets over current liabilities constitutes an operating reserve of $174,087. This amount is less than the $276,800 reserve target set by the General Partners. The reserve target is equal to 5% of the adjusted capital contribution as defined in the Partnership Agreement. The reserve was partially depleted during 1995 due to extraordinary expenditures for renovation of the restaurant and due to site studies and drawings for a potential expansion for the hotel. The reserve is expected to equal or exceed the target balance by the end of the current fiscal year.

        The Statement of Cash Flows shows positive net cash flows of $50,482 for the three months ending March 31, 1996 (after a $83,002 distribution to the Limited Partners) as compared to a negative cash flow of $81,995 during the
corresponding period of the previous fiscal year.   The major changes in cash
flow for the period covered by this report as compared to the previous fiscal year are a $71,139 relative decrease in capital expenditures and a $61,338 increase in cash provided by operating activities. While the distribution will remain at its present level for the period covered by this report, the General Partners will continue to make such decisions each quarter on the basis of continuing operating results and their perception of future trends.

        The Partnership expended for renovations and replacements $22,701 (of which $8,720 was capitalized) during the period covered by this report. Unlike the previous fiscal year, the General Partner expects that the Partnership will spend approximately 3% of gross room revenues on renovations and replacements.


RESULTS OF OPERATIONS

        The following is a comparison of operating results for the three month periods ended March 31, 1996 and March 31, 1995.

        Total income increased $68,388 or 8.9%. Hotel room revenues increased $66,617 or 11.3%, due to an increase in guest room occupancy from 74.2% to 76.6% and an increase in the average room rate from $59.65 to $63.62. The occupancy increase represents a partial recovery from the adverse conditions experienced in 1995. In February 1995 500 potential room nights were lost to corridor floor and carpet repairs and in January 1995 the area was subject to unusually harsh whether. The $4,826 increase in restaurant revenue is, at least partially, associated with the improved hotel occupancy.

        Total expenditures increased $62,861 or 8.3%.   These increased
expenditures are associated with the improved hotel occupancy and the increased restaurant traffic.

                         FAMOUS HOST LODGING V, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                           MARCH 31, 1996  (Continued)

FUTURE TRENDS

        The General Partners expect the hotel's performance during 1996 to be comparable to that experienced during 1995. Changes in restaurant personnel and procedures are expected to continue bringing improved results. The
General Partners expect that these changes will result in a reduction in the net loss experienced by the restaurant operation.

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







                              FAMOUS HOST LODGING V, L.P.


               5-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







               5-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer