Form 10-Q
period 1996-06-30
FAMOUS HOST LODGING V LP
filed 1996-08-09
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                      For the Period ended June 30, 1996

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

                          FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            JUNE 30, 1996 AND 1995

                         FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - June 30, 1996 and December 31, 1995          2

   Statement of Operations - Six Months Ended
   June 30, 1996 and 1995                                       3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1996 and 1995                      4

   Statement of Cash Flows - Six Months Ended
   June 30, 1996 and 1995                                       5

   Notes to Financial Statements                                6

   Management Discussion and Analysis                         7 - 8

   Other Information and Signatures                           9 - 10

                              FAMOUS HOST LODGING V, L.P.
                          (A California Limited Partnership)
                                    BALANCE SHEET
                         JUNE 30, 1996 AND DECEMBER 31, 1995

                                                          6/30/96     12/31/95
                                                        ----------   ----------
                                       ASSETS
Current Assets:
  Cash and temporary investments                       $   255,517  $   286,074
  Accounts receivable                                      106,975       31,138
  Prepaid expenses                                          58,892       36,038
                                                        ----------   ----------
    Total current assets                                   421,384      353,250
                                                        ----------   ----------
Property and Equipment:
  Buildings                                              4,077,604    4,077,604
  Furniture and equipment                                1,299,780    1,287,518
                                                        ----------   ----------
                                                         5,377,384    5,365,122
  Accumulated depreciation                              (2,768,070)  (2,622,748)
                                                        ----------   ----------
    Property and equipment, Net                          2,609,314    2,742,374
                                                        ----------   ----------

Other Assets                                                32,294       32,294
                                                        ----------   ----------

    Total Assets                                       $ 3,062,992  $ 3,127,918
                                                        ----------   ----------

                         LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities             $   206,180  $   179,911
                                                        ----------   ----------
    Total liabilities                                      206,180      179,911
                                                        ----------   ----------
Contingent Liabilities (See Note 1)

Partners' Equity:
  General Partners                                           4,436        3,688
  Limited Partners                                       2,852,376    2,944,319
                                                        ----------   ----------
    Total partners' equity                               2,856,812    2,948,007
                                                        ----------   ----------

Total Liabilities and Partners' Equity                 $ 3,062,992  $ 3,127,918
                                                        ==========   ==========






 The accompanying notes are an integral part of the financial statements.

                              FAMOUS HOST LODGING V, L.P.
                          (A California Limited Partnership)
                                STATEMENT OF OPERATIONS
                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                 Three         Six         Three         Six
                                 Months       Months       Months       Months
                                 Ended        Ended        Ended        Ended
                                6/30/96      6/30/96      6/30/95      6/30/95
Income:                       ----------   ----------   ----------   ----------
  Hotel room                 $   660,684  $ 1,316,771  $   660,249  $ 1,249,719
  Restaurant                     192,741      347,489      173,141      323,063
  Telephone and vending           15,097       31,599       14,055       27,777
  Interest                         4,341        6,437        3,651        6,660
  Other                            9,056       17,357       10,594       23,818
                              ----------   ----------   ----------   ----------
   Total Income                  881,919    1,719,653      861,690    1,631,037
                              ----------   ----------   ----------   ----------
Expenses:
  Hotel and restaurant
   operating (Note 2)            684,953    1,366,306      655,168    1,288,135
  General and admin-
   istration                      23,357       45,448       13,112       37,594
  Depreciation and
   amortization                   73,679      147,422       64,005      124,239
  Property management fee         43,847       85,667       42,946       81,409
                              ----------   ----------   ----------   ----------
   Total Expenses                825,836    1,644,843      775,231    1,531,377
                              ----------   ----------   ----------   ----------

   Net Income (Loss)         $    56,083  $    74,810  $    86,459  $    99,660
                              ==========   ==========   ==========   ==========
Net Income (Loss) Allocable to
 General Partners                   $561         $748         $865         $997
                                 =======      =======      =======      =======
Net Income (Loss) Allocable to
 Limited Partners                $55,522      $74,062      $85,594      $98,663
                                 =======      =======      =======      =======
Net Income (Loss) per
 Partnership Unit                  $6.15        $8.21        $9.49       $10.94
                                 =======      =======      =======      =======
Distributions to Limited Partners
 per Partnership Unit              $9.20       $18.40        $9.20       $18.40
                                 =======      =======      =======      =======












 The accompanying notes are an integral part of the financial statements.

                              FAMOUS HOST LODGING V, L.P.
                          (A California Limited Partnership)
                       STATEMENT OF CHANGES IN PARTNERS' EQUITY
                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                           1996         1995
                                                        ----------   ----------
General Partners:
 Balance at beginning of year                          $     3,688  $     2,901
 Net income (loss)                                             748          997
                                                        ----------   ----------
  Balance at end of period                                   4,436        3,898
                                                        ----------   ----------

Limited Partners:
 Balance at beginning of year                            2,944,319    3,198,440
 Net income (loss)                                          74,062       98,663
 Distributions to limited partners                        (166,005)    (166,005)
                                                        ----------   ----------
  Balance at end of period                               2,852,376    3,131,098
                                                        ----------   ----------

  Total Partners' Equity                               $ 2,856,812  $ 3,134,996
                                                        ==========   ==========































 The accompanying notes are an integral part of the financial statements.

                              FAMOUS HOST LODGING V, L.P.
                          (A California Limited Partnership)
                                STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                           1996          1995
Cash flows from operating activities:                   ----------   ----------
   Received from hotel and restaurant revenues         $ 1,639,832  $ 1,630,208
   Expended for hotel and restaurant operation
    and general and administrative expenses             (1,494,004)  (1,414,748)
   Interest received                                         3,982        6,061
                                                        ----------   ----------
      Net cash provided (used) by operating activities     149,810      221,521
                                                        ----------   ----------
Cash flows from investing activities:
   Purchases of property and equipment                     (14,362)    (145,188)
                                                        ----------   ----------
      Net cash provided (used) by investing activities     (14,362)    (145,188)
                                                        ----------   ----------
Cash flows from financing activities:
   Distributions paid to limited partners                 (166,005)    (166,005)
                                                        ----------   ----------
      Net cash provided (used) by operating activities    (166,005)    (166,005)
                                                        ----------   ----------
      Net increase (decrease) in cash
        and temporary investments                          (30,557)     (89,672)

      Cash and Temporary Investments:
         Beginning of year                                 286,074      564,087
                                                        ----------   ----------
            End of Period                              $   255,517  $   474,415
                                                        ==========   ==========
Reconciliation of net income (loss) to net cash provided (used) by operating activities:

   Net income (loss)                                   $    74,810  $    99,660
   Adjustments to reconcile net income to               ----------   ----------
    net cash used by operating activities:
      Depreciation and amortization                        147,422      124,239
      (Gain) loss on disposition of property
        and equipment                                         -           1,972
      (Increase) decrease in accounts receivable           (75,837)       5,232
      (Increase) decrease in prepaid expenses              (22,854)      (6,677)
      Increase (decrease) in accounts payable
        and accrued liabilities                             26,269       (2,905)
                                                        ----------   ----------
             Total adjustments                              75,000      121,861
                                                        ----------   ----------
             Net cash provided (used) by
                operating activities                   $   149,810  $   221,521
                                                        ==========   ==========





 The accompanying notes are an integral part of the financial statements.

                              FAMOUS HOST LODGING V, L.P.
                          (A California Limited Partnership)
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996

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

   Property Management Fees                   $  85,667

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

Note 2:
The following table summarizes the major components of hotel operating expenses for the periods reported:
                                 Three         Six         Three         Six
                                 Months       Months       Months       Months
                                 Ended        Ended        Ended        Ended
                                6/30/96      6/30/96      6/30/95      6/30/95
                              ----------   ----------   ----------   ----------
Salaries and related
 expenses                    $   193,424  $   393,446  $   199,653  $   407,233
Cost of food and beverage         66,071      128,781       58,275      113,710
Rent                              80,991      158,279       79,438      150,680
Franchise and advertising         68,690      141,866       66,857      122,893
Utilities                         41,379       88,144       49,060       95,893
Allocated costs, mainly indirect
 salaries                         47,631       93,450       44,551       86,813
Renovations and replacements      10,882       24,864       16,743       19,355
Other operating expenses         175,885      337,476      140,591      291,558
                              ----------   ----------   ----------   ----------
Total hotel and restaurant
 operating expenses          $   684,953  $ 1,366,306  $   655,168  $ 1,288,135
                              ==========   ==========   ==========   ==========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                              FAMOUS HOST LODGING V, LTD.
                          (A California Limited Partnership)
                          MANAGEMENT DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                    JUNE 30, 1996



LIQUIDITY AND CAPITAL RESOURCES

        The Partnership has current assets of $421,384 and current liabilities of $206,180. The excess of current assets over current liabilities constitutes an operating reserve of $215,204. This amount is less than the $276,800 reserve target set by the General Partners. The reserve target is equal to 5% of the a justed capital contribution as defined in the Partnership Agreement. The reserve was partially depleted during 1995 due to extraordinary expenditures for renovation of the restaurant and due to site studies and drawings for a potential expansion for the hotel. The reserve is expected to equal or exceed the target balance by the end of the current fiscal year.

        The Statement of Cash Flows shows negative net cash flows of $30,557 for the six months ending June 30, 1996 (after $166,005 in distributions to the Limited Partners) as compared to a negative cash flow of $89,672 during the
corresponding period of the previous fiscal year.   The major changes in cash
flow for the period covered by this report as compared to the previous fiscal year are a $130,862 relative decrease in capital expenditures and a $71,711 decrease in cash provided by operating activities. While the distribution will remain at its present level for the period covered by this report, the General Partners will continue to make such decisions each quarter on the basis of continuing operating results and their perception of future trends.

        The Partnership expended for renovations and replacements $39,226 during the period covered by this report. Unlike the previous fiscal year, the General Partner expects that the Partnership will spend approximately 3% of gross room revenues on renovations and replacements.

RESULTS OF OPERATIONS

        The following is a comparison of operating results for the six month periods ended June 30, 1996 and June 30, 1995.

        Total income increased $88,616 or 5.4%. Hotel room revenues increased $67,052 or 5.4%, due to an decrease in guest room occupancy from 76.9% to 76.0%
and an increase in the average room rate from $60.66 to $64.35.   The
Partnership's motel achieved the increased room rates through additional rate management programs.


        Total expenditures increased $113,466 or 7.4%. The increased expenditures were generally associated with additional security and cost inflation.

                              FAMOUS HOST LODGING V, LTD.
                          (A California Limited Partnership)
                          MANAGEMENT DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                              JUNE 30, 1996  (Continued)


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


               8-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







               8-2-96         By /S/ David P. Grotewohl
               ------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer