Form 10-Q
period 1996-09-30
FAMOUS HOST LODGING V LP
filed 1996-11-12
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                    For the Period ended September 30, 1996

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

                          FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995

                         FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - September 30, 1996 and December 31, 1995      2

   Statement of Operations - Nine Months Ended
   September 30, 1996 and 1995                                   3

   Statement of Changes in Partners' Equity -
   Nine Months Ended September 30, 1996 and 1995                 4

   Statement of Cash Flows - Nine Months Ended
   September 30, 1996 and 1995                                   5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                          7 - 8

   Other Information and Signatures                            9 - 10

                       Famous Host Lodging V, L.P.
                   (A California Limited Partnership)
                             Balance Sheet
                September 30, 1996 and December 31, 1995

                                                         9/30/96     12/31/95
                                                       -----------  -----------
                                   ASSETS
Current Assets:
   Cash and temporary investments                     $   329,329  $   286,074
   Accounts receivable                                     30,604       31,138
   Prepaid expenses                                        62,643       36,038
                                                       -----------  -----------
    Total current assets                                  422,576      353,250
                                                       -----------  -----------
Property and Equipment:
   Capital improvements
   Buildings                                            4,077,603    4,077,604
   Furniture and equipment                              1,300,161    1,287,518
                                                       -----------  -----------
                                                        5,377,764    5,365,122
   Accumulated depreciation                            (2,840,853)  (2,622,748)
                                                       -----------  -----------
    Property and equipment, net                         2,536,911    2,742,374
                                                       -----------  -----------
Other Assets:                                              32,294       32,294
                                                       -----------  -----------
    Total Assets                                      $ 2,991,781  $ 3,127,918
                                                       ===========  ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities           $   218,927  $   179,911
                                                       -----------  -----------
    Total current liabilities                             218,927      179,911
                                                       -----------  -----------

    Total liabilities                                     218,927      179,911
                                                       -----------  -----------
Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                         4,427        3,688
   Limited Partners                                     2,768,427    2,944,319
                                                       -----------  -----------
    Total partners' equity                              2,772,854    2,948,007
                                                       -----------  -----------

Total Liabilities and Partners' Equity                $ 2,991,781  $ 3,127,918
                                                       ===========  ===========






The accompanying notes are an integral part of the financial statements.

                       Famous Host Lodging V, L.P.
                   (A California Limited Partnership)
                        Statement of Operations
         For the Nine Months Ending September 30, 1996 and 1995

                             Three Months Nine Months  Three Months Nine Months
                                Ended        Ended       Ended        Ended
                               9/30/96      9/30/96     9/30/95      9/30/95
                             -----------  -----------  -----------  -----------
Income:
 Hotel room                 $   620,744  $ 1,937,515  $   665,332  $ 1,915,051
 Restaurant                     144,457      491,946      159,905      482,968
 Telephone and vending           18,159       49,576       16,701       44,478
 Interest                         2,145        6,520        3,186        9,847
 Other                            9,450       26,836       26,493       50,311
                             -----------  -----------  -----------  -----------
  Total Income                  794,955    2,512,393      871,617    2,502,655
                             -----------  -----------  -----------  -----------
Expenses:
 Motel operating expenses
  (Note 2)                      670,366    2,035,681      713,024    2,001,159
 General and administrative      11,829       57,276       12,067       49,661
 Depreciation and amortization   72,783      220,205       73,652      197,891
 Property management fees        39,712      125,379       42,507      123,916
                             -----------  -----------  -----------  -----------
  Total Expenses                794,690    2,438,541      841,250    2,372,627
                             -----------  -----------  -----------  -----------

 Net Income (Loss)          $       265  $    73,852  $    30,367  $   130,028
                             ===========  ===========  ===========  ===========
Net Income (Loss) Allocable
 to General Partners                $3          $739         $304       $1,300
                               ========     =========    =========    =========
Net Income (Loss) Allocable
 to Limited Partners              $262       $73,113      $30,063     $128,728
                               ========     =========    =========    =========
Net Income (Loss)
 per Partnership Unit            $0.03         $8.19        $3.37       $14.41
                               ========     =========    =========    =========
Distribution to Limited Partners
 per Partnership Unit            $9.20        $27.60        $9.20       $27.60
                               ========     =========    =========    =========














The accompanying notes are an integral part of the financial statements.

                       Famous Host Lodging V, L.P.
                   (A California Limited Partnership)
                Statement of Changes in Partners' Equity
         For the Nine Months Ending September 30, 1996 and 1995


                                                           1996         1995
                                                       -----------  -----------
General Partners:
 Balance at beginning of year                         $     3,688  $     2,901
 Net income (loss)                                            739        1,300
                                                       -----------  -----------
  Balance at end of period                                  4,427        4,201
                                                       -----------  -----------

Limited Partners:
 Balance at beginning of year                           2,944,319    3,198,440
 Net income (loss)                                         73,113      128,728
 Distributions to limited partners                       (249,007)    (249,007)
                                                       -----------  -----------
  Balance at end of period                              2,768,425    3,078,161
                                                       -----------  -----------

  Total Partners' Equity                              $ 2,772,852  $ 3,082,362
                                                       ===========  ===========





















The accompanying notes are an integral part of the financial statements.

                       Famous Host Lodging V, L.P.
                   (A California Limited Partnership)
                         Statement of Cash Flows
         For the Nine Months Ending September 30, 1996 and 1995

                                                           1996         1995
                                                       -----------  -----------
Cash flows from operating activities:
   Received from hotel and restaurant revenues        $ 2,516,396  $ 2,502,974
   Expended for hotel and restaurant operation
    and general and administrative expenses            (2,216,271)  (2,177,708)
   Interest received                                        6,879        7,880
                                                       -----------  -----------
     Net cash provided (used) by operating activities     307,004      333,146
                                                       -----------  -----------
Cash flows from investing activities:
   Purchases of property and equipment                    (14,742)    (218,389)
   Proceeds from sale of equipment                            -          1,000
                                                       -----------  -----------
     Net cash provided (used) by investing activities     (14,742)    (217,389)

Cash flows from financing activities:
   Distributions paid to limited partners                (249,007)    (249,007)
                                                       -----------  -----------
     Net cash provided (used) by operating activities    (249,007)    (249,007)
                                                       -----------  -----------
      Net increase (decrease) in cash
        and temporary investments                          43,255     (133,250)

      Cash and Temporary Investments:
         Beginning of year                                286,074      564,087
                                                       -----------  -----------

            End of Period                             $   329,329  $   430,837
                                                       ===========  ===========

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
   Net income (loss)                                  $    73,852  $    130,028
                                                       -----------  -----------
   Adjustments to reconcile net income to
    net cash used by operating activities:
      Depreciation and amortization                       220,205       197,891
      (Gain) loss on disposition of property and
       equipment                                              -           2,235
      (Increase) decrease in accounts receivable           10,880         8,198
      (Increase) decrease in prepaid expenses             (26,605)       (1,536)
      Increase (decrease) in accounts payable
        and accrued liabilities                            28,672        (3,670)
                                                       -----------  -----------
             Total adjustments                            233,152       203,118
                                                       -----------  -----------
             Net cash provided (used) by
               operating activities                   $   307,004  $    333,146
                                                       ===========  ============

The accompanying notes are an integral part of the financial statements.

                       Famous Host Lodging V, L.P.
                   (A California Limited Partnership)
                      Notes to Financial Statements
                            September 30, 1996

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

   Property Management Fees            $   125,379

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

Note 2:
The following table summarizes the major components of hotel operating expenses for the periods reported:
                             Three Months Nine Months  Three Months Nine Months
                                Ended        Ended       Ended        Ended
                               9/30/96      9/30/96     9/30/95      9/30/95
                             -----------  -----------  -----------  -----------
Salaries and related
 expenses                   $   203,585  $   595,972  $   199,428  $   608,305
Cost of food and beverage        57,434      186,216       58,640      172,350
Rent                             73,378      226,431       78,700      229,381
Franchise and advertising        66,007      207,867       63,193      186,086
Utilities                        66,966      158,157       73,993      169,887
Allocated costs, mainly
 indirect salaries               41,520      134,970       45,053      131,867
Renovations and replacements      7,201       32,757       28,604       47,959
Other operating expenses        154,275      493,311      165,413      455,324
                             -----------  -----------  -----------  -----------
Total hotel and restaurant
 operating expenses         $   670,366  $ 2,035,681  $   713,024  $ 2,001,159
                             ===========  ===========  ===========  ===========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                       Famous Host Lodging V, L.P.
                   (A California Limited Partnership)
                   Management Descussion and Analysis
             of Fiancial Condition and Results of Operations
                           September 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has current assets of $422,576 and current liabilities of $218,927. The excess of current assets over current liabilities constitutes an operating reserve of $203,649. This amount is less than the $276,800 reserve target set by the General Partners. The reserve target is equal to 5% of the adjusted capital contribution as defined in the Partnership Agreement. The reserve was partially depleted during 1995 due to extraordinary expenditures for renovation of the restaurant and due to site studies and drawings for a potential expansion for the hotel. The reserve is expected to equal or exceed the target balance by the end of the current fiscal year.

The Statement of Cash Flows shows positive net cash flows of $43,255 for the nine months ending September 30, 1996 (after $249,007 in distribution to the Limited Partners) as compared to a negative cash flow of $133,250 during the
corresponding period of the previous fiscal year.   The major changes in cash
flow for the period covered by this report as compared to the previous fiscal year are a $202,647 relative decrease in capital expenditures and a $26,142 decrease in cash provided by operating activities. While the distribution will remain at its present level for the period covered by this report, the General Partners will continue to make such decisions each quarter on the basis of continuing operating results and their perception of future trends.

The Partnership expended for renovations and replacements $35,815 or 1.8% of gross room revenue during the period covered by this report. Unlike the previous fiscal year, the General Partner expects that the Partnership will spend approximately 3% of gross room revenues on renovations and replacements.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the nine month periods ended September 30, 1996 and September 30, 1995.

Total income increased $9,738 or 0.4%. Hotel room revenues increased $22,464 or 1.2%, due to an increase in the average room rate from $60.80 to $64.56, partially offset by a decrease in the guest room occupancy rate from 78.0% to
74.0%.   The hotel experienced decreased demand in the corporate and government market segments which was partially offset by an increase in the leisure market segment.

Total expenditures increased $65,914 or 2.8%. These increased expenditures are associated primarily with cost inflation and with the increased revenues.

                       Famous Host Lodging V, L.P.
                   (A California Limited Partnership)
                   Management Descussion and Analysis
             of Fiancial Condition and Results of Operations
                      September 30, 1996 (continued)

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







                              FAMOUS HOST LODGING V, L.P.


             11-11-96         By /S/ David P. Grotewohl
             --------         -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







             11-11-96         By /S/ David P. Grotewohl
             --------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer