Form 10-K
period 1996-12-31
FAMOUS HOST LODGING V LP
filed 1997-03-28
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the Fiscal Year Ended December 31, 1996
                          Commission file number 0-14540

                           FAMOUS HOST LODGING V, L.P.
              (Exact name of registrant as specified in its charter)

                         California                      94-2933595
               -------------------------------     ----------------------
               (State or other jurisdiction of     (I.R.S. Employer Iden-
                incorporation or organization)        tification No.)

               2030 J Street, Sacramento, California        95814
              ----------------------------------------    ----------
              (Address of principal executive offices)    (Zip Code)
      Registrant's telephone number, including area code: (916) 442-9183

                 Securities  registered  pursuant  to Section 12
                    (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant has been required to file such reports) and (2) has been subject to the filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---
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

(b)  Operation of the Hotel and Restaurant

Brown and Grotewohl, a California general partnership which is an affiliate of the Managing General Partner (the "Manager"), manages and operates the Partnership's hotel and restaurant. The Manager's responsibilities include, but are not limited to, supervision and direction of the Partnership's employees having direct responsibility for the operation of hotel and restaurant, establishment of room rates and direction of the promotional activities of the Partnership's employees. In addition, the Manager directs the purchase of replacement equipment and supplies, maintenance activity and the engagement or selection of all vendors, suppliers and independent contractors. The Partnership's financial activities are performed by the individual motel staffs and a centralized accounting staff, all of which work under the direction of the Manager. Together, these staffs perform all bookkeeping duties in connection with the hotel and restaurant, including all collections and all disbursements to be paid out of funds generated by hotel operations or otherwise supplied by the Partnership.

As of December 31, 1996, the Partnership employed a total of 44 persons, either full or part-time at the Barstow hotel and restaurant, including four desk clerks, 14 housekeeping and laundry personnel, three maintenance personnel, one general manager, eight cooks and dishwashers, 10 servers and bus persons, three bartenders and one restaurant manager.

In addition, and as of the same date, the Partnership employed 11 persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor service, sales and marketing and hotel supervisory personnel, an attorney, secretarial personnel, and purchasing personnel. Employed by the Partnership on a part-time basis are David and Mark Grotewohl, relatives of Philip Grotewohl, chairman of the Managing General Partner. David Grotewohl, an attorney, is the Partnership's general counsel and is the Director of Operations. Mark Grotewohl is the Director of Marketing and Sales.

(c)  Property Acquisition and Development

The net proceeds of the offering of the Units were expended in connection with the acquisition (by lease) and development of the 148 room property in Barstow, California and for the partial development of a hotel site in the Fisherman's Wharf area of San Francisco, California.

It is the present intention of the Managing General Partner that the proceeds of any sale or refinancing of the Barstow property be distributed to the Limited Partners rather than reinvested.

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

On May 30, 1990, the Partnership entered into a written agreement with the lessor for the amendment of the hotel and restaurant facility leases. The restaurant facility lease term was extended from January 1, 1991 to December 31, 2010; however, the Partnership has the option of terminating the lease term after January 1, 2001, if the Partnership should terminate its license to operate the hotel as a franchise of Holiday Inns, Inc. Additional rent for the hotel site and restaurant facility was changed so as to be the amount by which 9% of the combined annual gross sales from the hotel and restaurant facility exceeds the combined annual minimum rent ($275,556 as of December 31, 1996) under the hotel site and restaurant facility leases.

In 1996, the Partnership incurred a total of $285,496 in rent expense for its Barstow hotel site and restaurant facility. Monthly payments of $24,004 were made throughout the year, and as of December 31, 1996 the Partnership had a credit balance of $2,548 in accrued rent. The accrued rent was paid to the Partnership by the landlord in January 1997.

The Barstow hotel achieved the following average occupancy rates and average room rates during 1996, 1995 and 1994.

                                Average Occupancy Rate
                          ---------------------------------
                            1996        1995         1994
                          --------    --------     --------
          Annual Average    71.1%       74.9%        79.7%

                                   Average Room Rate
                          ---------------------------------
                            1996        1995         1994
                          --------    --------     --------
          Annual Average   $64.63      $60.95       $58.67

The following lodging facilities provide direct and indirect competition to the Partnership's Barstow hotel:
                                                             APPROXIMATE
                                                               DISTANCE
                                                                 FROM
                                              NUMBER             THE
                 FACILITY                    OF ROOMS           HOTEL
            --------------------             --------        -----------
            Quality Inn                         100            Adjacent
            Days Inn                            113           0.25 miles
            Comfort Inn                          62           0.50 miles
            Vagabond Inn                         67           0.50 miles
            Best Western                         79           0.50 miles
            Holiday  Inn Express                 65           3.00 miles

The Barstow hotel's major sources of patronage are generated by local military bases, with civilian Federal employees, military personnel and Federal government contractors generating approximately 24% of the hotel's room revenue. The Barstow area also attracts traveling salespeople and other commercial travelers.

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

Holders

As of December 31, 1996 a total of 1,857 investors (the "Limited Partners") held Units in the Partnership.

Distributions

Cash distributions are made from Cash Available for Distribution, defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") as Cash Flow, less adequate cash reserves for obligations of the Partnership for which there is no provision. Cash Flow means cash funds provided from operations of the Partnership, without deduction for depreciation, but after deducting cash funds used to pay or provide for the payment of debt service, capital improvements and replacements and the operating expenses of each property and the Partnership. Of the Cash Available for Distribution in any year, the General Partners will receive 10% thereof, of which 9% will constitute a subordinated fee for managing the Partnership and 1% will be attributable to their interest in the profits of the Partnership. Notwithstanding the preceding, the General Partners will not receive any distributions of Cash Available for Distribution in any year in which the Limited Partners do not receive distributions of Cash Available for Distribution in an amount at least equal to 14% of their adjusted capital contributions.

The Partnership's distributions of Cash Available for Distribution during the two most recent fiscal years were as follows:
                                              Total         Amount
                             Date         Distribution     Per Unit
                         ------------     ------------     --------
                           02/15/95          $83,002        $9.20
                           05/15/95          $83,002        $9.20
                           08/15/95          $83,002        $9.20
                           11/15/95          $83,002        $9.20
                           02/15/96          $83,002        $9.20
                           05/15/96          $83,002        $9.20
                           08/15/96          $83,002        $9.20
                           11/15/96          $83,002        $9.20

No distributions of Cash Available for Distribution were made to the General Partners.

Cash distributions are also made from Sale or Refinancing Proceeds, defined in the Partnership Agreement as the cash proceeds from a sale or refinancing of a Partnership property remaining after retirement of mortgage debt, all expenses related to the transaction, and any fees payable to the General Partners. Of the Sale or Refinancing Proceeds available for distribution in any year, the General Partners will receive 15% thereof, of which 14% will constitute a subordinated incentive fee and 1% will be attributable to their interest in the Partnership. Notwithstanding the preceding, the General Partners will not receive distributions of Sales or Refinancing Proceeds until each Limited Partner has received from cummulative contributions of Sale or Refinancing Proceeds an amount equal to 100% of his capital contributions and has received additional distributions from all sources equal to 10% per annum cumulative on his adjusted capital contributions.

Item 6.  SELECTED FINANCIAL DATA

Following are selected financial data for the Partnership for the fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992.

                          FAMOUS HOST LODGING V, L.P.

Item 6. Selected Financial Data



                                        Years Ended December 31:
                     ----------------------------------------------------------
                        1996        1995        1994        1993        1992
                     ----------  ----------  ----------  ----------  ----------

Guest room income    $2,489,982  $2,466,338  $2,526,730  $2,458,535  $2,256,242
Restaurant income      $655,746    $636,141    $701,900    $775,129    $819,072
Interest income          $9,131     $11,825     $13,899     $11,802     $14,037
Net income (loss)       $14,787     $78,676    $188,470     $82,208   $(102,512)


Per Partnership Unit:
   Cash distributions    $36.80      $36.80      $34.40      $16.00      $32.00
   Net income (loss)      $1.62       $8.63      $20.68       $9.02     $(11.25)


                                        Years Ended December 31:
                     ----------------------------------------------------------
                        1996        1995        1994        1993        1992
                     ----------  ----------  ----------  ----------  ----------

Total assets         $2,815,123  $3,127,918  $3,411,671  $3,523,707  $3,560,555
Long-term debt           -           -           -           -           -

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The Managing General Partner believes that the Partnership's liquidity, defined as its ability to generate sufficient cash to satisfy its cash needs, is adequate. The Partnership's primary source of liquidity is its cash flow from operations. The Partnership had as of December 31, 1996 current assets of $310,576, current liabilities of $184,339 and, therefore, an operating reserve of $126,237 in excess of current liabilities. These excess net assets provide a working capital reserve for the Partnership. The Partnership Agreement requires reserves equal to 5% of the adjusted capital accounts, which are approximately $5,536,000. Current reserves are below this $276,800 required reserve as in 1995 the Managing General Partner decided to pay for capitalized renovations and replacement from cash on hand rather than incur debt. The reserve will be replenished during the coming fiscal year to the extent made possible by operations.

During the fiscal year covered by this report, the Partnership expended $70,569 for renovations and replacements, of which $29,643 was capitalized. The expenditures included $11,148 for computer systems, $9,103 for replacement chairs, $5,797 for carpet, $5,195 for tub refinishing, $4,745 for roof repairs and $4,000 for pool replastering.

During the fiscal year ended December 31, 1995, the Partnership expended $383,468 for renovations and replacements, of which $306,084 was capitalized. The capitalized items included $58,444 for an electronic lock system required by the Holiday Inn franchise agreement, $51,360 for a restaurant access with ramps oriented to the hotel required by the Americans with Disabilities Act, $45,091 for carpet in the hotel public areas and corridors, $31,263 for guest room carpet, $13,072 for a restaurant computer system that is compatible with the hotel computer system required by the franchise agreement, $17,499 for replacement televisions, $15,273 for additional signage, $2,637 for an ice machine and $68,538 for engineering and drawings associated with the potential 30-room addition referred to below under this caption. Items not capitalized include $14,160 for replacement guest room chairs, $13,150 for replacement guest room doors, $9,632 for re-upholstery of restaurant booths and chairs, $7,799 for guest room drapes, $7,590 for replacement bedspreads, $5,301 for replacement lamps and lampshades and $4,329 for replacement art in the restaurant.

The Managing General Partner is aware of no material trends or changes with respect to the mix or relative cost of the Partnership's capital resources. Adequate working capital is expected to be generated from hotel revenues. The Managing General Partner's budget for renovation and replacement expenditures is 3% of room revenues.

Results of Operations

Combined Financial Results

The following tables summarize the Partnership's operating results for the fiscal years ended December 31, 1994, 1995 and 1996 on a combined basis. Individual hotel and restaurant results follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis.

                                        Average       Average
                                         Hotel         Hotel
                                       Occupancy       Room
         Fiscal Year Ended:               Rate         Rate
         ------------------            ---------      -------
         December 31, 1994               79.7%        $58.67
         December 31, 1995               74.9%        $60.95
         December 31, 1996               71.1%        $64.63

                                                Total
                                             Expenditures       Partnership
                              Total              and             Cash Flow
Fiscal Year Ended:           Revenues        Debt Service           (1)
------------------           ----------      ------------       -----------
December 31, 1994            $3,339,096       $3,041,413         $297,683
December 31, 1995            $3,213,820       $3,158,485          $55,335
December 31, 1996            $3,257,416       $2,961,860         $295,556

(1) While Partnership Cash Flow as it is used here are not amounts found in the financial statements, these amounts are the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners. These calculations is reconciled to the financial statements in the following table.

Reconciliation of Partnership Cash Flow from the chart above to Net Income as shown on the Statements of Operations in the financial statements is as follows:

                                      1996            1995            1994
                                    ---------       ---------       ---------
Partnership Cash Flow                $295,556         $55,335        $297,683
Additions to Fixed Assets              29,643         306,084         153,085
Depreciation and Amortization        (299,764)       (278,574)       (262,299)
Other Items                           (10,648)         (4,169)              1
                                    ---------      ----------      ----------
Net Income                            $14,787         $78,676        $188,470
                                    =========      ==========      ==========

The following is a reconciliation of the Partnership Cash Flow shown above to the aggregate total of Cash Flow from Hotel Operations (shown in the seceding subsection) and the Total Restaurant Net Loss (shown in the second seceding subsection).

                                                 1996        1995        1994
                                               --------    --------    --------
Cash Flow from Hotel Operations                $467,476    $251,271    $481,530
Total Restaurant Net Loss                      (182,081)   (207,886)   (195,393)
                                               --------    --------    --------
Aggregate Cash Flow from Property Operations    285,395      43,385     286,137
Interest on Cash Reserves                         9,131      11,825      13,899
Other Income (net of Other Expenses) not
  allocated to the property                       1,030         125      (2,353)
                                               --------    --------    --------
Partnership Cash Flow                          $295,556     $55,335    $297,683
                                               ========    ========    ========

Hotel Operations

The following table sets forth a comparison of the operating results of the Barstow hotel for its three most recent fiscal years of operation. Total expenditures include the operating expenses of the hotel, together with the cost of capital improvements and those Partnership expenses properly allocable to such hotel.

                                                Total          Cash Flow
                                             Expenditures         from
                              Total              and            Combined
Fiscal Year Ended:           Revenues        Debt Service       Operations
-----------------            ----------      ------------       ----------
December 31, 1994            $2,622,196       $2,140,666         $481,530
December 31, 1995            $2,565,636       $2,314,365         $251,271
December 31, 1996            $2,591,465       $2,123,989         $467,476

The Partnership's hotel achieved a $25,830 or 1.0% increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. The 3.8 percentage point decline in the average occupancy rate was offset by the $3.68 increase in the average room rate. The occupancy generated by the government and corporate market segments declined while occupancy by the other market segments increased. The average room rate for all market segments increased due to rate increases.

The Partnership's hotel experienced a 2.2% decrease in total revenues during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. The 4.8 percentage point decline in the average occupancy rate was not completely offset by the $2.28 increase in the average room rate. The occupancy generated by the corporate market segment declined while occupancy by the other market segments remained substantially unchanged. The average room rate for all market segments increased due to rate increases.

The Barstow hotel's total expenditures and debt service decreased $190,376 or 8.2% during the fiscal year covered by this report as compared to the previous fiscal year. This decrease is primarily attributable to the reduction in renovations and replacements between this fiscal year and the previous one. This decrease was partially offset by increased expenditures of $69,170 for security services, of $9,858 for front desk wages and salaries, of $8,589 in workers' compensation insurance, of $7,311 for print advertising, of $16,780 for commissions and of $7,250 for appraisal fees.

The Barstow hotel's total expenditures and debt service increased $173,699 (8.1%) during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. If the increase in renovations and replacements of $194,981 is excluded, the hotel achieved a $21,282 reduction in expenditures. This decrease in expenditures included reductions of $22,427 in bad debt expense, $14,279 in workers' compensation insurance, $10,562 in electricity, $10,158 in sales salaries, $8,016 in housekeeping wages and $5,037 in promotional materials. Partially offsetting the expense reductions were expenditure increases of $10,882 in security services, $7,374 in maintenance wages, $5,752 in linen replacement and $5,505 in reservation fees.

 Restaurant Operations

The following table summarizes the operating results of the restaurant for the fiscal years ended December 31, 1996, 1995, and 1994:

                              1996                1995             1994
                        ----------------   ----------------   ----------------
Food Sales              $506,255  100.0%   $496,097  100.0%   $575,894  100.0%
Cost of Food Sales      (203,022) -40.1%   (183,583) -37.0%   (210,662) -36.6%
                        --------           --------           --------
Gross Profit from
  Food Sales             303,233   59.9%    312,514   63.0%    365,232   63.4%
                        --------           --------           --------

Beverage Sales           149,490  100.0%    140,044  100.0%    126,006  100.0%
Cost of Beverages Sold   (50,866) -34.0%    (47,772) -34.1%    (44,495) -35.3%
                        --------           --------           --------
Gross Profit from
  Beverage Sales          98,624   66.0%     92,272   65.9%     81,511   64.7%
                        --------           --------           --------

Combined Gross Profit    401,857   61.3%    404,786   63.6%    446,743   63.6%
Restaurant Operating
  Expenses              (583,938) -89.0%   (612,672) -96.3%   (642,136) -91.5%
                        --------           --------           --------
Total Restaurant
  Net Loss             $(182,081) -27.8%  $(207,886) -32.7%  $(195,393) -27.8%
                        ========           ========           ========

The Partnership's restaurant at the Barstow Holiday Inn achieved a $25,805 decrease in its net loss during the fiscal year covered by this report as compared to the previous fiscal year. The improved performance is attributable to the elimination of $20,000 in professional fees and some renovations paid in the previous year.

The Partnership's restaurant at the Barstow Holiday Inn experienced a $12,493 increase in its net loss during the fiscal year ended December 31, 1995 as compared to the previous fiscal year. Basically, gross profit from food sales declined at a rate faster than the rate at which the cost-cutting programs could compensate. Operating expenses include some renovation and replacement associated with a name change to the "Cactus Club Bar and Grill."

Future Trends

The Managing General Partner expects that the hotel's occupancy rates, room rates and restaurant revenues (and hence profits) will be negatively impacted should the present reduced military activity continue. The Managing General Partner anticipates that improved restaurant revenues, occupancy rates and perhaps room rates would result from an economic recovery and from expanded activity associated with the Fort Irwin National Training Center. None of the federal government installations in the Barstow area are scheduled for closure.

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

                               DECEMBER 31, 1996

Item 8: Financial Statements



                          FAMOUS HOST LODGING V, L.P.

                         INDEX OF FINANCIAL STATEMENTS



                                                                 Pages
                                                                 -----

    Report of Independent Certified Public Accountants            F-3

    Balance Sheets, December 31, 1996 and 1995                    F-4

    Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994                            F-5

    Statements of Partners' Equity for the years ended
      December 31, 1996, 1995 and 1994                            F-6

    Statements of Cash Flows for the years ended                  F-7 to
      December 31, 1996, 1995 and 1994                            F-8

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Famous Host Lodging V, L.P.

We have audited the accompanying balance sheets of Famous Host Lodging V, L.P., a California limited partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Host Lodging V, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.


February 20, 1997
San Mateo, California

                          FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS
                                                            1996        1995
                                                         ----------  ----------
Current Assets:
   Cash and temporary investments (Notes 1,3 and 7)      $  246,283  $  286,074
   Accounts receivable                                       24,531      31,138
   Prepaid expenses                                          39,762      36,038
                                                         ----------  ----------
      Total Current Assets                                  310,576     353,250
                                                         ----------  ----------
Property and Equipment (Note 2):
   Building                                               4,077,604   4,077,604
   Furniture and equipment                                1,253,417   1,229,074
   Projects in progress                                      58,444      58,444
                                                         ----------  ----------
                                                          5,389,465   5,365,122
   Accumulated depreciation and amortization             (2,917,212) (2,622,748)
                                                         ----------  ----------
      Property and Equipment, Net                         2,472,253   2,742,374
                                                         ----------  ----------

Other Assets                                                 32,294      32,294
                                                         ----------  ----------

             Total Assets                                $2,815,123  $3,127,918
                                                         ==========  ==========

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities              $  184,017  $  179,911
   Due to related parties                                       322        -
                                                         ----------  ----------

      Total Liabilities                                     184,339     179,911
                                                         ----------  ----------
Contingent Liabilities and Lease Commitments
   (Notes 4 and 5)

Partners' Equity:
   General Partners                                           3,836       3,688
   Limited Partners                                       2,626,948   2,944,319
                                                         ----------  ----------
      Total Partners' Equity                              2,630,784   2,948,007
                                                         ----------  ----------

             Total Liabilities and Partners' Equity      $2,815,123  $3,127,918
                                                         ==========  ==========

                 See accompanying notes to financial statements.

                          FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS



                                                  Years Ended December 31:
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
Income:
   Guest room                                $2,489,982  $2,466,338  $2,526,730
   Restaurant                                   655,746     636,141     701,900
   Telephone and vending                         65,512      54,893      59,016
   Interest                                       9,131      11,825      13,899
   Other                                         37,045      44,624      37,552
                                             ----------  ----------  ----------
       Total Income                           3,257,416   3,213,821   3,339,097
                                             ----------  ----------  ----------

Expenses:
   Hotel and restaurant operations
     (Notes 4, 5 and 6)                       2,701,717   2,634,845   2,664,182
   General and administrative (Note 4)           78,787      61,637      57,941
   Depreciation and amortization (Note 2)       299,764     278,574     262,299
   Property management fees (Note 4)            162,361     160,089     166,205
                                             ----------  ----------  ----------
       Total Expenses                         3,242,629   3,135,145   3,150,627
                                             ----------  ----------  ----------

       Net Income                            $   14,787  $   78,676  $  188,470
                                             ==========  ==========  ==========



Net Income Allocable to General Partners           $148        $787      $1,885
                                                   ====        ====      ======

Net Income Allocable to Limited Partners        $14,639     $77,889    $186,585
                                                =======     =======    ========


Net Income Per Partnership Unit (Note 1)          $1.62       $8.63      $20.68
                                                  =====       =====      ======

Distributions to Limited Partners Per
   Partnership Unit (Note 1)                     $36.80      $36.80      $34.40
                                                 ======      ======      ======




                  See accompanying notes to financial statements.

                          FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY



                                                  Years Ended December 31:
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
General Partners:
   Balance, beginning of year                $    3,688  $    2,901  $    1,016
   Net income                                       148         787       1,885
                                             ----------  ----------  ----------
       Balance, End of Year                       3,836       3,688       2,901
                                             ----------  ----------  ----------

Limited Partners:
   Balance, beginning of year                 2,944,319   3,198,440   3,322,212
   Net income                                    14,639      77,889     186,585
   Less: Cash distribution to
       limited partners                        (332,010)   (332,010)   (310,357)
                                             ----------  ----------  ----------
       Balance, End of Year                   2,626,948   2,944,319   3,198,440
                                             ----------  ----------  ----------

       Total Partners' Equity                $2,630,784  $2,948,007  $3,201,341
                                             ==========  ==========  ==========
























                See accompanying notes to financial statements.

                          FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS



                                                  Years Ended December 31:
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------

Cash Flows From Operating Activities:
   Received from hotel and restaurant
     operations                              $3,255,807  $3,224,408  $3,303,398
   Expended for hotel and restaurant
     operations and general and
     administrative expenses                 (2,942,661) (2,878,610) (2,872,625)
   Interest received                              8,216      11,223      13,822
                                             ----------  ----------  ----------
       Net Cash Provided by
         Operating Activities                   321,362     357,021     444,595
                                             ----------  ----------  ----------

Cash Flows From Investing Activities:
   Proceeds from sale of property and
     equipment                                      500       3,060        -
   Purchases of property and equipment          (29,643)   (306,084)   (153,085)
                                             ----------  ----------  ----------
       Net Cash Used by Investing
         Activities                             (29,143)   (303,024)   (153,085)
                                             ----------  ----------  ----------

Cash Flows From Financing Activities:
   Distributions paid to limited partners      (332,010)   (332,010)   (310,357)
                                             ----------  ----------  ----------
       Net Cash Used by Financing
         Activities                            (332,010)   (332,010)   (310,357)
                                             ----------  ----------  ----------

       Net Increase (Decrease) in Cash
         and Temporary Investments              (39,791)   (278,013)    (18,847)

Cash and Temporary Investments:
   Beginning of year                            286,074     564,087     582,934
                                             ----------  ----------  ----------

        End of Year                          $  246,283  $  286,074  $  564,087
                                             ==========  ==========  ==========




                See accompanying notes to financial statements.

                          FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                     STATEMENTS OF CASH FLOWS (Continued)



                                                  Years Ended December 31:
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
Reconciliation of Net Income  to Net Cash
 Provided by Operating Activities:

 Net income                                  $   14,787  $   78,676  $  188,470
                                             ----------  ----------  ----------

 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                299,764     278,574     262,299
   (Gain) loss on disposition of property
     and equipment                                 (500)      4,170        -
   (Increase) decrease in accounts receivable     6,607      21,810     (21,878)
   (Increase) decrease in prepaid expenses       (3,724)      5,210       4,052
   (Increase) decrease in other assets             -         (1,000)      1,800
   Increase (decrease) in accounts payable
     and accrued liabilities                      4,106     (18,863)      9,911
   Increase (decrease) in due to
     related parties                                322     (11,556)        (59)
                                             ----------  ----------  ----------
       Total Adjustments                        306,575     278,345     256,125
                                             ----------  ----------  ----------

       Net Cash Provided By
         Operating Activities                $  321,362  $  357,021  $  444,595
                                             ==========  ==========  ==========

















                See accompanying notes to financial statements.

                          FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

Famous Host Lodging V, L.P. is a limited partnership organized under California law on October 1, 1984, to acquire and/or develop and operate hotel properties in the State of California. The term of the Partnership expires December 3, 2023, and may be dissolved earlier under certain circumstances. On February 13, 1991 the Partnership Agreement was amended to change the name of the Partnership from "Super 8 Lodging V, Ltd." to "Famous Host Lodging V, L.P." The hotel in Barstow, California was opened in December 1985. In 1987 the Partnership commenced operation of a family restaurant and cocktail lounge immediately adjacent to the hotel. The Partnership grants credit to customers, substantially all of which are local businesses.

The managing general partner is Grotewohl Management Services, Inc., the fifty percent stockholder and officer of which is Philip B. Grotewohl. In addition, there is one individual associate general partner.

The net income or net loss of the Partnership is allocated 1% to the General Partners and 99% to the Limited Partners. Net income (loss) and distributions per partnership unit are based upon 9,022 units outstanding. All partnership units are owned by the Limited Partners.

The partnership agreement requires that the Partnership maintain working capital reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of gross proceeds of the public offering of units as adjusted for distributions of sales proceeds ($276,799 at December 31, 1996). As of December 31, 1996, the Partnership had working capital of only $126,237 due to capital renovations made during 1995 and distributions to limited partners in 1995 and 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Items of Partnership income or loss are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial statements of the Partnership.

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

        Description                  Methods             Useful Lives
  Building and components     150% declining balance     10-25 years
                              and straight-line

  Furniture and equipment     200% declining balance      4-7 years
                              and straight-line

Costs incurred in connection with maintenance and repair are charged to expense. Major renewals and betterments that materially prolong the lives of assets are capitalized.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results
could differ from those estimates.    F-9

                          FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of December 31, 1996 and 1995 consists of the following:

                                                        1996        1995
                                                      --------    --------
    Cash in bank                                      $ 57,133    $ 73,252
    Money market accounts                               89,150     112,822
    Certificates of deposit                            100,000     100,000
                                                      --------    --------
        Total Cash and Temporary Investments          $246,283    $286,074
                                                      ========    ========

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of five months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

Property Management Fees
The General Partners, or their affiliates, handle the management of the hotel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the partnership agreement, and amounted to $162,361 in 1996, $160,089 in 1995 and $166,205 in 1994.

Subordinated Distributions to General Partners During the Partnership's operational stage, the General Partners are to receive an aggregate of 10% of Partnership distributions from cash available for distribution, of which 9% will constitute a fee for managing the Partnership and 1% on account of their interest in the income and losses of the Partnership. These distributions are subordinated, however, to payment to each Limited Partner during such year of distributions from cash available for distribution equal to 14% per annum non-cumulative return on his adjusted capital contribution. Through December 31, 1996, the Limited Partners have not received a 14% non-cumulative return in any year, therefore no distributions have been made or have accrued to the General Partners.

                          FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Subordinated Incentive Distributions
Under the terms of the partnership agreement, the General Partners are to receive an aggregate of 15% of Partnership distributions of net proceeds from the sale or refinancing of Partnership properties. The aggregate distribution of 15% is composed of a 14% subordinated incentive fee as additional compensation for services rendered by the General Partners and the 1% on account of their interest in the income and losses of the Partnership. These distributions are subordinated, however, to net proceeds from the sale or refinancing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus 10% per annum cumulative return on their adjusted capital contributions. At December 31, 1996, the Limited Partners had not received the 10% per annum cumulative return, and accordingly, no such proceeds have been distributed to the General Partners.

Administrative Expenses Shared by the Partnership and Its Affiliates There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partners and their affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, and administrative salaries. The administrative expenses allocated to the Partnership were approximately $225,000 in 1996, $223,000 in 1995, and $207,000 in 1994 and are included in general and administrative expenses and hotel and restaurant operations expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to three employees who are related to Philip B. Grotewohl, the fifty percent stockholder of Grotewohl Management Services, Inc. (see Note 1), the General Partner.

NOTE 5 - LEASE COMMITMENTS

The Partnership leases 3.05 acres of land in Barstow, California for a term of 50 years beginning in 1984. The Partnership has the right to extend the lease for three consecutive periods of ten years each. The base rent payments are subject to annual upward or downward adjustments based on changes in the Consumer Price Index. The Partnership also leases the site adjacent to its Barstow hotel that contains a restaurant and lounge. The lease provides for a 20-year term ending December 31, 2010 with an option to terminate this lease after termination of the Holiday Inn license agreement. The option cannot be exercised before the tenth year of the renewal term and requires six months written notice.

Both leases contain provisions requiring the lessee to pay all property taxes and assessments. The leases provide for payment of the excess of percentage rent over the base rent. The percentage rent is 9% of the combined gross hotel room revenues and gross restaurant and lounge sales.

Rental expense under these leases incurred by the Partnership amounted to $301,606 in 1996, $297,167 in 1995 and $307,493 in 1994. Such amounts are included in hotel and restaurant operations expense in the accompanying statements of operations.

                          FAMOUS HOST LODGING V, L.P.
                      (A California Limited Partnership)
                   NOTES TO FINANCIAL STATEMENTS (Continued)
NOTE 5 - LEASE COMMITMENTS

Future lease commitments at December 31, 1996, using the current minimum monthly amounts, are as follows:

       Years Ended                           Hotel Land   Restaurant
       December 31:                            Lease         Lease      Total
       ------------                          ----------  ----------  ----------
          1997                               $  161,352  $  114,204  $  275,556
          1998                                  161,352     114,204     275,556
          1999                                  161,352     114,204     275,556
          2000                                  161,352     114,204     275,556
          2001                                  161,352     114,204     275,556
          2002-2034                           5,243,940   1,027,836   6,271,776
                                             ----------  ----------  ----------
       Total minimum future lease payments   $6,050,700  $1,598,856  $7,649,556
                                             ==========  ==========  ==========
NOTE 6 - HOTEL AND RESTAURANT OPERATING EXPENSES

The following  table  summarizes  the major  components of hotel and  restaurant
operating expenses for the following years:     1996        1995        1994
                                             ----------  ----------  ----------
Salaries and related expenses                $  808,586  $  789,516  $  856,364
Cost of food and beverage                       253,888     231,355     255,156
Rent                                            301,606     297,168     307,493
Franchise, advertising and reservation fees     179,762     177,711     175,427
Utilities                                       204,251     214,662     231,317
Allocated costs, mainly indirect salaries       184,064     181,607     169,655
Renovations and replacements                     40,926      77,384      35,402
Other operating expenses                        728,634     665,442     633,368
                                             ----------  ----------  ----------
          Total hotel and restaurant
              operating expenses             $2,701,717  $2,634,845  $2,664,182
                                             ==========  ==========  ==========
NOTE 7 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in five commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total insured and uninsured cash balances (not reduced by outstanding checks) as of December 31, 1996 follows:

          Total cash in all California banks                $248,398
          Portion insured by FDIC                           (230,620)
                                                            --------
            Uninsured cash balance                          $ 17,778
                                                            ========
NOTE 8 - COMMITMENTS

Franchise Fees
In Febrary 1991, the Partnerhip obtained a ten-year franchise agreement with Holiday Inns, Inc. to operate its Barstow hotel and restaurant under the name "Holiday Inn." The Partnership pays monthly franchise fees of 4% of gross room revenues of the hotel and makes monthly contributions of 1 1/2% and 1% of guest room revenues to a marketing fund and reservation fund, respectively.

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

Mr. Grotewohl, age 78, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motels limited partnerships.

Mr. Robert J. Dana, age 68, was active in the securities industry through the 1980's.He is presently retired.

Item 11.  EXECUTIVE COMPENSATION

Although Mr. Brown ceased to be a general partner of the Partnership upon his death, a trust of Mr. Brown shares in certain of the compensation otherwise payable to the General Partners and their affiliates. This revenue is now paid to a trust.

Property Management Fees

The Manager, a California general partnership which is owned equally by the Brown trust and the Managing General Partner, is managing the Partnership's hotel and restaurant. The fee for this service is 5% of the gross hotel and restaurant revenue. During the fiscal year ended December 31, 1996, the Partnership paid property management fees in the amount of $162,361 to the Manager.

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

General Partners' Interest in Net Proceeds of Sales and Refinancing of
  Partnership Properties

The proceeds from the sale or refinancing of properties not reinvested are to be distributed first to the Limited Partners until they have received cumulative payments from the sale or refinancing of properties equal to 100% of their original capital contributions and cumulative payments from all sources equal to a 10% per annum return on their adjusted capital contributions. When the foregoing requirement has been satisfied, any remaining funds from the sale or refinancing of properties will be distributed 15% to the General Partners and 85% to the Limited Partners.

No such distributions were paid or accrued for the account of the General Partners during the fiscal year covered by this report.

Allocation of Compensation

Compensation to the General Partners and their affiliates is allocated as follows:

(1) Mr. Dana receives annual amounts equal to 30% of total compensation to the General Partners and their affiliates as a group reduced by all
Partnership-related   business   expenses  of  the  General   Partners  and  its
affiliates.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates

There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partners and their affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $225,000 in 1996 and are included in general and administrative expenses and hotel and restaurant operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to three employee who are related to Philip B. Grotewohl, the chairman of the Managing General Partner.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K
  (a) Documents filed as part of this report
1. Financial Statements Included in Part II of this Report
    Report of Independent Certified Public Accountants
     Balance Sheets, December 31, 1996 and 1995
     Statements of Operations for the Years Ended December 31, 1996,
       1995 and 1994
     Statements of Partners' Equity for the Years Ended December 31, 1996,
       1995 and 1994
     Statements of Cash Flow for the Years Ended December 31, 1996,
       1995 and 1994
     Notes to Financial Statements

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


(Registrant)      FAMOUS HOST LODGING V, L.P.
                  ---------------------------

By (Signature and Title)       /s/  Philip B. Grotewohl
                               ---------------------------
                               Philip B. Grotewohl,
                               Chairman of Grotewohl Management Services, Inc.,
                               General Partner
Date March 28, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)       /s/  Philip B. Grotewohl
                               ---------------------------
                               Philip B. Grotewohl,
                               Chief  executive   officer,   chief  financial
                               officer, chief accounting officer and director
                               of  Grotewohl   Management   Services,   Inc.,
                               General Partner
Date March 28, 1997