Form 10-Q
period 1997-03-31
FAMOUS HOST LODGING V LP
filed 1997-05-05
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.     20549
                     ------------------------------------

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                 ---------------------------------------------

                       For the Period ended March 31, 1997

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

                          FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                             FINANCIAL STATEMENTS

                            MARCH 31, 1997 AND 1996

                         FAMOUS HOST LODGING V, L.P.

                      (A California Limited Partnership)

                                    INDEX

Financial Statements:                                          PAGE

   Balance Sheet - March 31, 1997 and December 31, 1996          2

   Statement of Operations - Three Months Ended
   March 31, 1997 and 1996                                       3

   Statement of Changes in Partners' Equity -
   Three Months Ended March 31, 1997 and 1996                    4

   Statement of Cash Flows - Three Months Ended
   March 31, 1997 and 1996                                       5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                          7 - 8

   Other Information and Signatures                            9 - 10

                          Famous Host Lodging V, L.P.
                      (A California Limited Partnership)
                                Balance Sheet
                     March 31, 1997 and December 31, 1996

                                                     3/31/97         12/31/96
                                                   ------------    ------------
                                ASSETS
Current Assets:
   Cash and temporary investments                 $    371,747    $    246,283
   Accounts receivable                                  34,463          24,531
   Prepaid expenses                                     21,731          39,762
                                                   ------------    ------------
    Total current assets                               427,941         310,576
                                                   ------------    ------------

Property and Equipment:
   Buildings                                         4,077,604       4,077,604
   Furniture and equipment                           1,274,065       1,253,417
   Projects in progress                                 58,444          58,444
                                                   ------------    ------------
                                                     5,410,113       5,389,465
   Accumulated depreciation                         (2,986,965)     (2,917,212)
                                                   ------------    ------------

    Property and equipment, net                      2,423,148       2,472,253
                                                   ------------    ------------

Other Assets:                                           32,294          32,294
                                                   ------------    ------------

    Total Assets                                  $  2,883,383    $  2,815,123
                                                   ============    ============

                   LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities       $    240,863         184,339
                                                   ------------    ------------
    Total liabilities                                  240,863         184,339
                                                   ------------    ------------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                      4,783           3,836
   Limited Partners                                  2,637,737       2,626,948
                                                   ------------    ------------
    Total partners' equity                           2,642,520       2,630,784
                                                   ------------    ------------

Total Liabilities and Partners' Equity            $  2,883,383    $  2,815,123
                                                   ============    ============




   The accompanying notes are an integral part of the financial statements.

                          Famous Host Lodging V, L.P.
                      (A California Limited Partnership)
                           Statement of Operations
              For the Three Months Ending March 31, 1997 and 1996

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     3/31/97         3/31/96
                                                   ------------    ------------

Income:
    Hotel room                                    $    704,139    $    656,087
    Restaurant                                         154,235         154,748
    Telephone and vending                               14,480          16,502
    Interest                                             1,692           2,096
    Other                                                9,880           8,301
                                                   ------------    ------------
     Total Income                                      884,426         837,734
                                                   ------------    ------------

Expenses:
    Motel operating expenses (Note 2)                  652,966         681,353
    General and administrative                          22,756          22,091
    Depreciation and amortization                       69,753          73,743
    Property management fees                            44,213          41,820
                                                   ------------    ------------
     Total Expenses                                    789,688         819,007
                                                   ------------    ------------

    Net Income (Loss)                             $     94,738    $     18,727
                                                   ============    ============

Net Income (Loss) Allocable
 to General Partners                                      $947            $187
                                                      =========       =========

Net Income (Loss) Allocable
 to Limited Partners                                   $93,791         $18,540
                                                      =========       =========

Net Income (Loss)
 per Partnership Unit                                   $10.40           $2.05
                                                      =========       =========

Distribution to Limited Partners
 per Partnership Unit                                    $9.20           $9.20
                                                      =========       =========








   The accompanying notes are an integral part of the financial statements.

                          Famous Host Lodging V, L.P.
                      (A California Limited Partnership)
                    Statement of Changes in Partners' Equity
               For the Three Months Ending March 31, 1997 and 1996


                                                       1997            1996
                                                   ------------    ------------

General Partners:
 Balance at beginning of year                     $      3,836    $      3,688
 Net income (loss)                                         947             187
                                                   ------------    ------------
  Balance at end of period                               4,783           3,875
                                                   ------------    ------------


Limited Partners:
 Balance at beginning of year                        2,626,948       2,944,319
 Net income (loss)                                      93,791          18,540
 Distributions to limited partners                     (83,002)        (83,002)
                                                   ------------    ------------
  Balance at end of period                           2,637,737       2,879,857
                                                   ------------    ------------

  Total Partners' Equity                          $  2,642,520    $  2,883,732
                                                   ============    ============




























   The accompanying notes are an integral part of the financial statements.

                          Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                            Statement of Cash Flows
                For the Three Months Ending March 31, 1997 and 1996

                                                       1997            1996
                                                   ------------    ------------
Cash flows from operating activities:
 Received from hotel and restaurant revenues      $    873,307    $    823,545
 Expended for hotel and restaurant operation
  and general and administrative expenses             (645,610)       (682,173)
 Interest received                                       1,187             832
                                                   ------------    ------------
  Net cash provided (used) by operating activities     228,884         142,204
                                                   ------------    ------------
Cash flows from investing activities:
 Purchases of property and equipment                   (20,648)         (8,720)
 Proceeds from sale of equipment                           230             -
                                                   ------------    ------------
  Net cash provided (used) by investing activities     (20,418)         (8,720)
                                                   ------------    ------------
Cash flows from financing activities:
 Distributions paid to limited partners                (83,002)        (83,002)
                                                   ------------    ------------
  Net cash provided (used) by operating activities     (83,002)        (83,002)
                                                   ------------    ------------
  Net increase (decrease) in cash
    and temporary investments                          125,464          50,482

  Cash and Temporary Investments:
     Beginning of year                                 246,283         286,074
                                                   ------------    ------------

        End of Period                             $    371,747    $    336,556
                                                   ============    ============

Reconciliation of net income (loss) to net cash provided (used) by operating activities:

 Net income (loss)                                $     94,738    $     18,727
                                                   ------------    ------------
 Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                        69,753          73,743
   (Gain) loss on disposition of
     property and equipment                               (230)            -
   (Increase) decrease in accounts receivable           (9,932)        (13,356)
   (Increase) decrease in prepaid expenses              18,031          17,100
   Increase (decrease) in accounts payable
     and accrued liabilities                            56,524          45,990
                                                   ------------    ------------
        Total adjustments                              134,146         123,477
                                                   ------------    ------------
        Net cash provided (used) by
          operating activities                    $    228,884    $    142,204
                                                   ============    ============

   The accompanying notes are an integral part of the financial statements.

                          Famous Host Lodging V, L.P.
                      (A California Limited Partnership)
                        Notes to Financial Statements
                           March 31, 1997 and 1996

Note 1:
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1996 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

   Property Management Fees              $44,213

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

Note 2:
The following table summarizes the major components of hotel operating expenses for the periods reported:

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     3/31/97         3/31/96
                                                   ------------    ------------
Salaries and related expenses                     $    213,730    $    199,022
Cost of food and beverage                               60,548          62,710
Rent                                                    81,817          77,288
Franchise and advertising                               49,846          47,354
Utilities                                               43,581          46,765
Allocated costs, mainly indirect
 salaries                                               44,110          45,819
Renovations and replacements                             4,080          13,981
Other operating expenses                               155,254         188,414
                                                   ------------    ------------

Total hotel and restaurant
 operating expenses                               $    652,966    $    681,353
                                                   ============    ============

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                          FAMOUS HOST LODGING V, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                MARCH 31, 1997



LIQUIDITY AND CAPITAL RESOURCES

The Partnership has current assets of $427,941 and current liabilities of $240,863. The excess of current assets over current liabilities constitutes an operating reserve of $187,078. This amount is less than the $276,800 reserve target set by the General Partners. The reserve target is equal to 5% of the adjusted capital contribution as defined in the Partnership Agreement. The reserve was partially depleted during 1995 due to extraordinary expenditures for renovation of the restaurant and due to site studies and drawings for a potential expansion for the hotel. The reserve is expected to equal or exceed the target balance by the end of the current fiscal year.

The Statement of Cash Flows shows net cash flows of $125,464 for the three months ending March 31, 1997 (after a $83,002 distribution to the Limited Partners) as compared to a cash flow of $50,482 during the corresponding period of the previous fiscal year. The improved cash flow is associated with improved operating activities.

The Partnership expended for renovations and replacements $24,728 (of which $20,648 was capitalized) during the period covered by this report. The capitalized expenditures included $14,447 for sofas and $6,200 for a security system. Unlike the previous fiscal year, the General Partner expects that the Partnership will spend approximately 3% of gross room revenues on renovations and replacements.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the three month periods ended March 31, 1997 and March 31, 1996.

Total income increased $46,692 or 5.6%. Hotel room revenues increased $45,052 or 6.9%, due to an increase in guest room occupancy from 76,6% to 80.1% and an increase in the average room rate from $63.62 to $66.03. The occupancy increase represents the continued recovery from the adverse conditions experienced in 1995.

Total  expenditures   decreased  $29,319  or  3.6%.  Expenses  declined  due  to additional cost controls on discretionary expenditures.

                          FAMOUS HOST LODGING V, LTD.
                      (A California Limited Partnership)
                      MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                            MARCH 31, 1997 (Continued)


FUTURE TRENDS

The General Partners expect the hotel's performance during 1997 to be improved over that experienced during 1996. Changes in restaurant personnel and procedures are expected to continue bringing improved results. The General Partners expect that these changes will result in a reduction in the net loss experienced by the restaurant operation.

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


              5-5-97          By /S/ David P. Grotewohl
             --------         -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              5-5-97          By /S/ David P. Grotewohl
             --------         -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer