Form 10-Q
period 1997-06-30
FAMOUS HOST LODGING V LP
filed 1997-08-13
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ------------------------------------

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                 ---------------------------------------------

                       For the Period ended June 30, 1997

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

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                          PAGE

   Balance Sheet - June 30, 1997 and December 31, 1996           2

   Statement of Operations - Six Months Ended
   June 30, 1997 and 1996                                        3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1997 and 1996                       4

   Statement of Cash Flows - Six Months Ended
   June 30, 1997 and 1996                                        5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                            7

   Other Information and Signatures                            8 - 9

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                                  Balance Sheet
                       June 30, 1997 and December 31, 1996

                                                         6/30/97      12/31/96
                                                       ----------    ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                     $   299,250   $   246,283
   Accounts receivable                                     24,063        24,531
   Prepaid expenses                                        35,786        39,762
                                                       ----------    ----------
    Total current assets                                  359,099       310,576
                                                       ----------    ----------

Property and Equipment:
   Buildings                                            4,077,604     4,077,604
   Furniture and equipment                              1,275,330     1,253,417
   Projects in progress                                    58,444        58,444
                                                       ----------    ----------
                                                        5,411,378     5,389,465
   Accumulated depreciation                            (3,051,299)   (2,917,212)
                                                       ----------    ----------

    Property and equipment, net                         2,360,079     2,472,253
                                                       ----------    ----------

Other Assets:                                              32,294        32,294
                                                       ----------    ----------

    Total Assets                                      $ 2,751,472   $ 2,815,123
                                                       ==========    ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities           $   211,908   $   184,339
                                                       -----------   ----------
    Total current liabilities                             211,908       184,339
                                                       -----------   ----------

    Total liabilities                                     211,908       184,339
                                                       -----------   ----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                         4,584         3,836
   Limited Partners                                     2,534,980     2,626,948
                                                       -----------   ----------
    Total partners' equity                              2,539,564     2,630,784
                                                       -----------   ----------

Total Liabilities and Partners' Equity                $ 2,751,472   $ 2,815,123
                                                       ===========   ==========

    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Operations
                For the Six Months Ending June 30, 1997 and 1996

                            Three Months  Six Months  Three Months  Six Months
                                Ended        Ended        Ended        Ended
                               6/30/97      6/30/97      6/30/96      6/30/96
                             -----------  -----------  -----------  -----------

Income:
    Hotel room               $   587,612  $ 1,291,751  $   660,684  $ 1,316,771
    Restaurant                   165,713      319,948      192,741      347,489
    Telephone and vending         12,429       26,909       15,097       31,599
    Interest                       4,118        5,810        4,341        6,437
    Other                         12,936       22,816        9,056       17,357
                              ----------   ----------   ----------   ----------
     Total Income                782,808    1,667,234     881,919    1,719,653
                              ----------   ----------   ----------   ----------

Expenses:
    Motel operating expenses
     (Note 2)                    676,324    1,329,339      684,953    1,366,306
    General and
     administrative               17,442       40,198       23,357       45,448
    Depreciation and
     amortization                70,239      139,992       73,679      147,422
    Property management fees      38,707       82,920       43,847       85,667
                              ----------   ----------   ----------   ----------
     Total Expenses              802,712    1,592,449      825,836    1,644,843
                              ----------   ----------   ----------   ----------

    Net Income (Loss)        $   (19,904) $    74,785  $    56,083  $    74,810
                              ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to General Partners               ($199)        $748         $561         $748
                              ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to Limited Partners            ($19,705)     $74,037      $55,522      $74,062
                              ==========   ==========   ==========   ==========

Net Income (Loss)
 per Partnership Unit             ($2.18)       $8.21        $6.15        $8.21
                              ==========   ==========   ==========   ==========

Distribution to Limited
 Partners per Partnership
 Unit                              $9.20       $18.40        $9.20       $18.40
                              ==========   ==========   ==========   ==========




    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Equity
                For the Six Months Ending June 30, 1997 and 1996


                                                          1997         1996
                                                      -----------   -----------

General Partners:
 Balance at beginning of year                         $     3,836   $     3,688
 Net income (loss)                                            748           748
                                                       ----------    ----------
  Balance at end of period                                  4,584         4,436
                                                       ----------    ----------


Limited Partners:
 Balance at beginning of year                           2,626,948     2,944,319
 Net income (loss)                                         74,037        74,062
 Distributions to limited partners                       (166,005)     (166,005)
                                                       ----------    ----------
  Balance at end of period                              2,534,980     2,852,376
                                                       ----------    ----------

  Total Partners' Equity                              $ 2,539,564   $ 2,856,812
                                                       ==========    ==========




























    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Six Months Ending June 30, 1997 and 1996

                                                          1997          1996
                                                      -----------   -----------
Cash flows from operating activities:
   Received from hotel and restaurant revenues        $ 1,662,323   $ 1,639,832
   Expended for hotel and restaurant operation
    and general and administrative expenses            (1,421,142)   (1,494,004)
   Interest received                                        5,379         3,982
                                                       ----------    ----------
      Net cash provided (used) by operating activities    246,560       149,810
                                                       ----------    ----------
Cash flows from investing activities:
   Purchases of property and equipment                    (27,818)      (14,362)
   Proceeds from sale of equipment                            230          -
                                                       ----------    ----------
      Net cash provided (used) by investing activities    (27,588)      (14,362)
                                                       ----------    ----------
Cash flows from financing activities:
   Distributions paid to limited partners                (166,005)     (166,005)
                                                       ----------    ----------
      Net cash provided (used) by operating activities   (166,005)     (166,005)
                                                       ----------    ----------
      Net increase (decrease) in cash
        and temporary investments                          52,967       (30,557)

      Cash and Temporary Investments:
         Beginning of year                                246,283       286,074
                                                       ----------    ----------

            End of Period                             $   299,250   $   255,517
                                                       ==========    ==========

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
   Net income (loss)                                  $    74,785   $    74,810
                                                       ----------    ----------

   Adjustments to reconcile net income to net cash used by operating activities:

      Depreciation and amortization                       139,992       147,422
      (Gain) loss on disposition of property
        and equipment                                        (230)         -
      (Increase) decrease in accounts receivable              468       (75,837)
      (Increase) decrease in prepaid expenses               3,976       (22,854)
      Increase (decrease) in accounts payable
        and accrued liabilities                            27,569        26,269
                                                       ----------    ----------
             Total adjustments                            171,775        75,000
                                                       ----------    ----------
             Net cash provided (used) by
               operating activities                   $   246,560   $   149,810
                                                       ==========    ==========
    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                             June 30, 1997 and 1996

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

   Property Management Fees                            $ 82,920

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

Note 2:
The following table summarizes the major components of hotel operating expenses for the periods reported:
                            Three Months  Six Months  Three Months  Six Months
                               Ended         Ended        Ended        Ended
                               6/30/97      6/30/97      6/30/96      6/30/96
                             -----------  -----------  -----------  -----------
Salaries and related
 expenses                    $   218,151  $   431,881  $   193,424  $   393,446
Cost of food and beverage         69,111      129,659       66,071      128,781
Rent                              72,537      154,354       80,991      158,279
Franchise, advertising and
 reservation fees                 42,249       92,095       68,690      141,866
Utilities                         47,222       90,922       41,379       88,144
Allocated costs, mainly
 indirect salaries                44,313       88,423       47,631       93,450
Renovations and replacements      15,482       19,562       10,882       24,864
Other operating expenses         167,259      322,443      175,885      337,476
                              ----------   ----------   ----------   ----------

Total hotel and restaurant
 operating expenses          $   676,324  $ 1,329,339  $   684,953  $ 1,366,306
                              ==========   ==========   ==========   ==========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                           FAMOUS HOST LODGING V, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 JUNE 30, 1997 _

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has current assets of $358,099 and current liabilities of $211,908. The excess of current assets over current liabilities constitutes an operating reserve of $147,191. This amount is less than the $276,800 reserve target set by the General Partners. The reserve target is equal to 5% of the adjusted capital contribution as defined in the Partnership Agreement. The reserve was partially depleted during 1995 and 1996 due to extraordinary expenditures for renovation of the restaurant and due to site studies and drawings for a potential expansion for the hotel.

The Statement of Cash Flows shows net cash flows of $52,967 for the six months ending June 30, 1997 (after $166,005 distributions to the Limited Partners) as compared to a negative cash flow of $30,557 during the corresponding period of the previous fiscal year. The improved cash flow is associated with improved operating activities.

The Partnership expended for renovations and replacements $47,381 (3.7% of gross room revenues of which $27,818 was capitalized) during the period covered by this report. The capitalized expenditures included $14,447 for sofas, $7,170 for guest room carpet and $6,200 for a security system. Unlike the previous fiscal year, the General Partner expects that the Partnership will spend approximately 3% of gross room revenues on renovations and replacements.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the six month periods ended June 30, 1997 and June 30, 1996.

Total income decreased $52,419 or 3.0%. Hotel room revenues decreased $25,020 or 1.9%, due to a decrease in guest room occupancy from 76.0% to 72.9% and an increase in the average room rate from $64.35 to $66.11.

Total  expenditures   decreased  $52,394  or  3.2%.  Expenses  declined  due  to additional cost controls on discretionary expenditures.

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







                              FAMOUS HOST LODGING V, L.P.


              8-12-97         By /S/ David P. Grotewohl
             ---------        -------------------------
                Date          David P. Grotewohl,
                             President of Grotewohl
                              Management Services, Inc.,
                            Managing General Partner







              8-12-97         By /S/ David P. Grotewohl
             ---------        -------------------------
                Date          David P. Grotewohl,
                             Chief Financial Officer