Form 10-Q
period 1997-09-30
FAMOUS HOST LODGING V LP
filed 1997-11-13
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ------------------------------------

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                 ---------------------------------------------

                    For the Period ended September 30, 1997

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

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                          PAGE

   Balance Sheet - September 30, 1997 and December 31, 1996      2

   Statement of Operations - Nine Months Ended
   September 30, 1997 and 1996                                   3

   Statement of Changes in Partners' Equity -
   Nine Months Ended September 30, 1997 and 1996                 4

   Statement of Cash Flows - Nine Months Ended
   September 30, 1997 and 1996                                   5

   Notes to Financial Statements                                 6

   Management Discussion and Analysis                            7

   Other Information and Signatures                            8 - 10

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                                  Balance Sheet
                    September 30, 1997 and December 31, 1996

                                                         9/30/97     12/31/96
                                                       -----------  -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                     $   299,236  $   246,283
   Accounts receivable                                     21,569       24,531
   Prepaid expenses                                        53,555       39,762
                                                       -----------  -----------
    Total current assets                                  374,360      310,576
                                                       -----------  -----------

Property and Equipment:
   Buildings                                            4,077,604    4,077,604
   Furniture and equipment                              1,275,330    1,253,417
   Projects in progress                                    58,444       58,444
                                                       -----------  -----------
                                                        5,411,378    5,389,465
   Accumulated depreciation                            (3,121,078)  (2,917,212)
                                                       -----------  -----------

    Property and equipment, net                         2,290,300    2,472,253
                                                       -----------  -----------

Other Assets:                                              32,294       32,294
                                                       -----------  -----------

    Total Assets                                      $ 2,696,954  $ 2,815,123
                                                       ===========  ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities           $   235,661  $   184,339
                                                       -----------  -----------
    Total current liabilities                             235,661      184,339
                                                       -----------  -----------

    Total liabilities                                     235,661      184,339
                                                       -----------  -----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                         4,631        3,836
   Limited Partners                                     2,456,662    2,626,948
                                                       -----------  -----------
    Total partners' equity                              2,461,293    2,630,784
                                                       -----------  -----------

Total Liabilities and Partners' Equity                $ 2,696,954  $ 2,815,123
                                                       ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Operations
             For the Nine Months Ending September 30, 1997 and 1996

                             Three Months Nine Months  Three Months Nine Months
                                Ended        Ended        Ended        Ended
                               9/30/97      9/30/97      9/30/96      9/30/96
                             -----------  -----------  -----------  -----------

Income:
    Hotel room              $   635,960  $ 1,927,711  $   620,744  $ 1,937,515
    Restaurant                  177,411      497,360      144,457      491,946
    Telephone and vending        17,179       44,088       18,159       49,576
    Interest                       (428)       5,438        2,145        6,520
    Other                        10,003       32,820        9,450       26,836
                             -----------  -----------  -----------  -----------
     Total Income               840,125    2,507,417      794,955    2,512,393
                             -----------  -----------  -----------  -----------

Expenses:
    Motel operating expenses
    (Note 2)                    710,606    2,040,731      670,366    2,035,681
    General and admini-
     strative                    12,374       52,571       11,829       57,276
    Depreciation and
     amortization                69,779      209,771       72,783      220,205
    Property management fees     41,907      124,828       39,712      125,379
                             -----------  -----------  -----------  -----------
     Total Expenses             834,666    2,427,901      794,690    2,438,541
                             -----------  -----------  -----------  -----------

    Net Income (Loss)       $     5,459  $    79,516  $       265  $    73,852
                             ===========  ===========  ===========  ===========

Net Income (Loss) Allocable
 to General Partners                $55         $795           $3         $739
                             ===========  ===========  ===========  ===========

Net Income (Loss) Allocable
 to Limited Partners             $5,404      $78,721         $262      $73,113
                             ===========  ===========  ===========  ===========

Net Income (Loss)
 per Partnership Unit             $0.60        $8.73        $0.03        $8.10
                             ===========  ===========  ===========  ===========

Distribution to Limited
 Partners per
 Partnership Unit                 $9.20       $27.60        $9.20       $27.60
                             ===========  ===========  ===========  ===========





    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Equity
             For the Nine Months Ending September 30, 1997 and 1996


                                                          1997         1996
                                                       -----------  -----------

General Partners:
 Balance at beginning of year                         $     3,836  $     3,688
 Net income (loss)                                            795          739
                                                       -----------  -----------
  Balance at end of period                                  4,631        4,427
                                                       -----------  -----------


Limited Partners:
 Balance at beginning of year                           2,626,948    2,944,319
 Net income (loss)                                         78,721       73,113
 Distributions to limited partners                       (249,007)    (249,007)
                                                       -----------  -----------
  Balance at end of period                              2,456,662    2,768,425
                                                       -----------  -----------

  Total Partners' Equity                              $ 2,461,293  $ 2,772,852
                                                       ===========  ===========





























    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Cash Flows
             For the Nine Months Ending September 30, 1997 and 1996

                                                          1997         1996
                                                       -----------  -----------
Cash flows from operating activities:
   Received from hotel and restaurant revenues        $ 2,503,228  $ 2,516,396
   Expended for hotel and restaurant operation
    and general and administrative expenses            (2,180,831)  (2,216,271)
   Interest received                                        7,151        6,879
                                                       -----------  -----------
      Net cash provided (used) by operating activities    329,548      307,004
                                                       -----------  -----------
Cash flows from investing activities:
   Purchases of property and equipment                    (27,818)     (14,742)
   Proceeds from sale of equipment                            230          -
                                                       -----------  -----------
      Net cash provided (used) by investing activities    (27,588)     (14,742)
                                                       -----------  -----------
Cash flows from financing activities:
   Distributions paid to limited partners                (249,007)    (249,007)
                                                       -----------  -----------
      Net cash provided (used) by operating activities   (249,007)    (249,007)
                                                       -----------  -----------

      Net increase (decrease) in cash
        and temporary investments                          52,953       43,255

      Cash and Temporary Investments:
         Beginning of year                                246,283      286,074
                                                       -----------  -----------

            End of Period                             $   299,236  $   329,329
                                                       ===========  ===========

Reconciliation of net income (loss) to net cash provided (used) by operating activities:

   Net income (loss)                                  $    79,516  $    73,852
                                                       -----------  -----------
   Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation and amortization                       209,771      220,205
      (Gain) loss on disposition of property
       and equipment                                         (230)         -
      (Increase) decrease in accounts receivable            2,962       10,880
      (Increase) decrease in prepaid expenses             (13,793)     (26,605)
      Increase (decrease) in accounts payable
        and accrued liabilities                            51,322       28,672
                                                       -----------  -----------
             Total adjustments                            250,032      233,152
                                                       -----------  -----------
             Net cash provided (used) by
               operating activities                   $   329,548  $   307,004
                                                       ===========  ===========
    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           September 30, 1997 and 1996

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

   Property Management Fees                     $124,828

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

Note 2:
The following table summarizes the major components of hotel operating expenses for the periods reported:

                             Three Months Nine Months  Three Months Nine Months
                                Ended        Ended        Ended        Ended
                               9/30/97      9/30/97      9/30/96      9/30/96
                             -----------  -----------  -----------  -----------
Salaries and related
 expenses                   $   220,066  $   652,733  $   203,585  $   595,972
Cost of food and beverage        76,845      207,861       57,434      186,216
Rent                             77,653      232,007       73,378      226,431
Franchise, advertising
 and reservation fees            45,383      137,479       66,007      207,867
Utilities                        71,485      162,407       66,966      158,157
Allocated costs, mainly
 indirect salaries               43,878      132,302       41,520      134,970
Renovations and
 replacements                    22,508       42,070        7,201       32,757
Other operating expenses        152,788      473,872      154,275      493,311
                             -----------  -----------  -----------  -----------
Total hotel and restaurant
 operating expenses         $   710,606  $ 2,040,731  $   670,366  $ 2,035,681
                             ===========  ===========  ===========  ===========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                           FAMOUS HOST LODGING V, LTD.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                               SEPTEMBER 30, 1997

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has current assets of $374,360 and current liabilities of $235,661. The excess of current assets over current liabilities constitutes an operating reserve of $138,699. This amount is less than the $276,800 reserve target set by the General Partners. The reserve target is equal to 5% of the adjusted capital contribution as defined in the Partnership Agreement. The reserve was partially depleted during 1995 and 1996 due to extraordinary expenditures for renovation of the restaurant and due to site studies and drawings for a potential expansion for the hotel.

The Statement of Cash Flows shows net cash flows of $52,953 for the nine months ending September 30, 1997 (after $249,007 distributions to the Limited Partners) as compared to a positive cash flow of $43,255 during the corresponding period of the previous fiscal year. The improved cash flow is associated with improved operating activities.

The Partnership expended $69,888 for renovations and replacements (of which $27,818 was capitalized) during the period covered by this report. The expenditures included $18,879 for sofas, $7,775 for guest room carpet, $12,200 for parking lot repairs, $5,700 for roof repairs, $5,946 for ballast & lamp upgrade and $6,200 for a security system. Unlike the previous fiscal year, the General Partner expects that the Partnership will spend approximately 3% of gross room revenues on renovations and replacements.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the nine month periods ended September 30, 1997 and September 30, 1996.

Total income decreased $4,976 or 0.2%. Hotel room revenues decreased $9,804 or 0.5%, due to a decrease in guest room occupancy from 74.0% to 72.0% and an increase in the average room rate from $64.56 to $66.23.

Total expenditures decreased $10,640 or 0.4%.

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

                        PART II.   OTHER INFORMATION
                        ----------------------------

     Item 1.                  Legal Proceedings
                              -----------------
     On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, Grotewohl Management Services, Inc. (a general partner of the registrant) and four other limited partnerships (together with the registrant, the "Partnerships") as to which Grotewohl Management Services, Inc. serves as general partner (i.e., Super 8 Motels, Ltd., Super 8 Motels II, Ltd., Super 8 Motels III, Ltd., and Super 8 Economy Lodging IV, Ltd.), as plaintiffs. The complaint names as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen B. Enquist. The factual basis underlying the plaintiffs' causes of actions pertains to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requests the following relief: (i) a declaration that each of the defendants has violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder;
(ii) a declaration that certain of the defendants have violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from (a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available. The plaintiffs have not yet received an answer of the defendants respecting the complaint.

     On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC, as plaintiffs, against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnerships, as nominal defendants. The factual basis underlying the causes of action pertains to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnership's partnership agreement and California law. The complaint requests the following relief: (i) a declaration that the action is a proper derivative action; (ii) an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; (iii) disgorgement of certain profits; (iv) appointment of a receiver; and (v) an award for damages in an amount to be determined. The defendants and nominal defendants have recently been served and are formulating their response to the complaint.

                        ----------------------------------------


     Item 2.                  Changes in Securities
                              ---------------------
                                 None

     Item 3.                  Defaults upon Senior Securities
                              -------------------------------
                                 None

     Item 4.                  Submission of Matters
                              ---------------------
                                 None

     Item 5.                  Other Information
                              -----------------
                                 See Notes to Financial Statements

     Item 6.                  Exhibits and Reports on Form 8-K
                              --------------------------------
                                 See Item 1 above

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                              FAMOUS HOST LODGING V, L.P.


              11-10-97        By /S/ David P. Grotewohl
             ----------       -------------------------
                Date          David P. Grotewohl,
                              President of Grotewohl
                              Management Services, Inc.,
                              Managing General Partner







              11-10-97        By /S/ David P. Grotewohl
             ----------       -------------------------
                Date          David P. Grotewohl,
                              Chief Financial Officer