Form 10-K
period 1997-12-31
FAMOUS HOST LODGING V LP
filed 1998-03-30
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                         Commission file number 0-14540

                           FAMOUS HOST LODGING V, L.P.
             (Exact name of registrant as specified in its charter)

                 California                         94-2933595
           (State or other jurisdiction of      (I.R.S. Employer Iden-
          incorporation or organization)            tification No.)

            2030 J Street, Sacramento, California         95814
         (Address of principal executive offices)      (Zip Code)
       Registrant's telephone number, including area code: (916) 442-9183

        Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

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

The Managing General Partner of the Partnership is Grotewohl Management Services, Inc., a California corporation organized and fifty percent owned by Philip B. Grotewohl. The Associate General Partner of the Partnership is Robert
J. Dana. The Managing General Partner and the Associate General Partner are sometimes hereinafter referred to collectively as the "General Partners." The Associate General Partner does not have general responsibility in connection with the management of the business and affairs of the Partnership.

Through two public offerings of units of limited partnership interest in the Partnership (the "Units"), the Partnership sold 9,022 Units at a price of $1,000 per Unit.

Substantially all of the net proceeds of the public offerings were expended for or committed to the acquisition and/or development of two lodging/restaurant properties, located in Barstow, California and San Francisco, California, respectively. The Partnership retains its interest in the Barstow property. See
Item 2 hereof. The Partnership sold its interest and development rights in its San Francisco property to another developer rather than completing the purchase and development of the property itself.

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

As of December 31, 1997, the Partnership employed a total of 49 persons, either full or part-time at the Barstow hotel and restaurant, including eight desk clerks, 16 housekeeping and laundry personnel, four maintenance personnel, one general manager, four cooks and dishwashers, 11 servers and bus persons, four bartenders and one restaurant manager.

In addition, and as of the same date, the Partnership employed 11 persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor service, sales and marketing and hotel supervisory personnel, an attorney, secretarial personnel, and purchasing personnel. Employed by the Partnership on a part-time basis are David and Mark Grotewohl, relatives of Philip Grotewohl, chairman of the Managing General Partner. David Grotewohl, an attorney, is the Partnership's general counsel and is the Director of Operations. Mark Grotewohl is the Director of Marketing and Sales

(c)  Property Acquisition and Development

The net proceeds of the offering of the Units were expended in connection with the acquisition (by lease) and development of the 148-room property in Barstow, California and for the partial development of a hotel site in the Fisherman's Wharf area of San Francisco, California.

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

Item 2.  PROPERTIES

Barstow

On May 10, 1984, the Partnership entered into a long-term lease of 3.05 acres of unimproved land located on East Main Street in Barstow, California. The leasehold is located within a 15-acre parcel which was developed as a lodging, restaurant, retail and theater complex known as "Barstow Station Too!". The Barstow hotel is the only hotel or motel to be included in the complex. The original term of the lease is for 50 years with lessee's option to renew for three additional 10-year periods.

The Barstow hotel, which consists of 148 guestrooms, was placed in service on December 31, 1985, at which date 96 guestrooms were available for occupancy. The remaining 52 guestrooms became available for occupancy on March 15, 1986.

On June 15, 1987 the Partnership commenced operation of a family restaurant and cocktail lounge immediately adjacent to the Barstow hotel. The Partnership leases the restaurant facility from Fred Rosenberg, the lessor of the hotel site.

On May 30, 1990, the Partnership entered into a written agreement with the lessor for the amendment of the hotel and restaurant facility leases. The restaurant facility lease term was extended from January 1, 1991 to December 31, 2010; however, the Partnership has the option of terminating the lease after January 1, 2001 if the Partnership should terminate its license to operate the hotel as a franchise of Holiday Inns, Inc. Additional rent for the hotel site and restaurant facility was changed so as to be the amount by which 9% of the combined annual gross sales from the hotel and restaurant facility exceeds the combined annual minimum rent ($275,556 as of December 31, 1997; $280,116 as of December 31, 1998) under the hotel site and restaurant facility leases.

In 1997, the Partnership incurred a total of $285,302 in rent expense for its Barstow hotel site and restaurant facility. In addition, the Partnership pays all property taxes and assessments for each leaseshold site.

The Barstow hotel achieved the following average occupancy rates and average room rates during 1997, 1996 and 1995.

                                            Annual Averages
                                   1997           1996         1995
                                --------------------------------------
        Average Occupancy Rate     68.6%         71.1%         74.9%
        Average Room Rate         $66.30         $64.63       $60.95

The following lodging facilities provide direct and indirect competition to the Partnership's Barstow hotel:

                                                         APPROXIMATE
                                         NUMBER            DISTANCE
                FACILITY                OF ROOMS        FROM THE HOTEL
          ---------------------         --------        --------------
          Quality Inn                      100             Adjacent
          Days Inn                         113            0.25 miles
          Comfort Inn                       62            0.50 miles
          Vagabond Inn                      67            0.50 miles
          Best Western                      79            0.50 miles
          Holiday  Inn Express              65            3.00 miles

The Barstow hotel's major sources of patronage are generated by local military bases, with civilian Federal employees, military personnel and Federal government contractors generating approximately 26% of the hotel's room revenue. The Barstow area also attracts traveling salespeople and other commercial travelers.

For a discussion of the revenue received by the Partnership from the restaurant and lounge see Item 7 hereof.

Item 3.  LEGAL PROCEEDINGS

On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, the Managing General Partner, and four other limited partnerships (together with the registrant, the "Partnerships") as to which the Managing General Partner serves as general partner (i.e., Super 8 Motels, Ltd., Super 8 Motels II, Ltd., Super 8 Motels III, Ltd., and Super 8 Economy Lodging IV, Ltd.), as plaintiffs. The complaint named as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen P. Enquist ( the "Everest Defendants"). The factual basis underlying the plaintiffs' causes of actions pertained to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requested the following relief: (i) a declaration that each of the defendants had violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (ii) a declaration that certain of the defendants had violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from
(a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available.

On October 28, 1997 a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC, as plaintiffs, against Philip B. Grotewohl, Grotewohl Management Services, Inc., Kenneth M. Sanders, Robert J. Dana, Borel Associates, and BWC Incorporated, as defendants, and the Partnerships, as nominal defendants. The factual basis underlying the causes of action pertained to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnerships' partnership agreements and California law. The complaint requested the following relief: (i) a declaration that the action has a proper derivative action; (ii) an order requiring the defendants to discharge their fiduciary duties to the Partnerships and to enjoin them from breaching their fiduciary duties; (iii) disgorgement of certain profits; (iv) appointment of a receiver; and (v) an award for damages in an amount to be determined.

On February 20, 1998, the parties entered into a settlement agreement and both of the above complaints were dismissed. Pursuant to the terms of the settlement agreement, among other things, the General Partner has agreed to proceed with the marketing for sale of the properties of the Partnerships, if by June 30, 1998, it receives an offer to purchase one or more properties for a cash price equal to 75% or more of the appraised value. In addition, the General Partner has agreed to submit the offer for approval to the limited partners as required by the partnership agreements and applicable law. The General Partner has also agreed that upon the sale of one or more properties, to distribute promptly the proceeds of the sale after payment of payables and retention of reserves to pay anticipated expenses. The Everest Defendants agreed not to generally solicit the acquisition of any additional units of the Partnerships without first filing necessary documents with the SEC. Under the terms of the settlement agreement, the Partnerships have agreed to reimburse the Everest Defendants for certain costs not to exceed $60,000, to be allocated among the Partnerships. Of this amount, the Partnership will pay approximately $12,000 during the year ending December 31, 1998.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.
                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

The Units are not freely transferable and no public market in the Units has developed or is expected to develop.

Holders

As of December 31, 1997 a total of 1,861 investors (the "Limited Partners") held Units in the Partnership.

Distributions

Cash distributions are made from Cash Available for Distribution, defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") as Cash Flow, less adequate cash reserves for obligations of the Partnership for which there is no provision. Cash Flow means cash funds provided from operations of the Partnership, without deduction for depreciation, but after deducting cash funds used to pay or provide for the payment of debt service, capital improvements and replacements and the operating expenses of each property and the Partnership. Of the Cash Available for Distribution fin any year, the General Partners will receive 10% thereof, of which 9% will constitute a fee for managing the Partnership and 1% will be
attributable   to  their   interest   in  the   profits   of  the   Partnership.
Notwithstanding the preceding, the General Partners will not receive any distributions of Cash Available for Distribution in any year in which the Limited Partners do not receive distributions of Cash Available for Distribution in an amount at least equal to a 14% cumulatve return on their adjusted capital contributions.

The Partnership's distributions of Cash Available for Distribution during the two most recent fiscal years were as follows:

                                     Total         Amount
                      Date        Distribution     Per Unit
                    --------      ------------     --------
                    02/15/96         $83,002        $9.20
                    05/15/96         $83,002        $9.20
                    08/15/96         $83,002        $9.20
                    11/15/96         $83,002        $9.20
                    02/15/97         $83,002        $9.20
                    05/15/97         $83,002        $9.20
                    08/15/97         $83,002        $9.20
                    11/15/97         $83,002        $9.20

No distributions of Cash Available for Distribution were made to the General Partners.

Cash distributions are also made from Sale or Refinancing Proceeds, defined in the Partnership Agreement as the cash proceeds from a sale or refinancing of a Partnership property remaining after retirement of mortgage debt, all expenses related to the transaction, and any fees payable to the General Partners. Of the Sale or Refinancing Proceeds available for distribution in any year, the General Partners will receive 15% thereof, of which 14% will constitute a subordinated incentive fee and 1% will be attributable to their interest in the Partnership. Notwithstanding the preceding, the General Partners will not receive distributions of Sale or Refinancing Proceeds until each Limited Partner has received from cumulative distributions of Sale or Refinancing Proceeds an amount equal to 100% of his capital contributions and has received additional distributions from all sources equal to 10% per annum cumulative on his adjusted capital contributions.

Item 6.  SELECTED FINANCIAL DATA

Following are selected financial data for the Partnership for the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                           FAMOUS HOST LODGING V, L.P.

Item 6. Selected Financial Data



                                      Years Ended December 31:
                     ----------------------------------------------------------
                         1997        1996        1995        1994        1993
                     ----------  ----------  ----------  ----------  ----------

Guest room income    $2,458,115  $2,489,982  $2,466,338  $2,526,730  $2,458,535
Restaurant income      $690,622    $655,746    $636,141    $701,900    $775,129
Interest income          $6,938      $9,131     $11,825     $13,899     $11,802
Net income (loss)      ($45,074)    $14,787     $78,676    $188,470     $82,208

Per Partnership Unit:
 Cash distributions      $36.80      $36.80      $36.80      $34.40      $16.00
 Net income (loss)       $(4.95)      $1.62       $8.63      $20.68       $9.02


                                             December 31:
                     ----------------------------------------------------------
                         1997        1996        1995        1994        1993
                     ----------  ----------  ----------  ----------  ----------

Total assets         $2,430,463  $2,815,123  $3,127,918  $3,411,671  $3,523,707
Long-term debt             -           -           -           -           -

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The Managing General Partner believes that the Partnership's liquidity, defined as its ability to generate sufficient cash to satisfy its cash needs, is adequate. The Partnership's primary source of liquidity is its cash flow from operations. The Partnership had as of December 31, 1997 current assets of $216,599, current liabilities of $176,765 and, therefore, an operating reserve of $39,834. The Partnership Agreement requires reserves equal to 5% of the adjusted capital accounts, which are approximately $5,536,000. Current reserves are below this $276,800 required reserve as in 1996 the Managing General Partner decided to pay for capitalized renovations and replacement from cash on hand rather than incur debt. The reserve should be replenished during the coming fiscal year to the extent made possible by operations.

During the fiscal year covered by this report, the Partnership expended $103,300 for renovations and replacements, of which $50,387 was capitalized. The expenditures included $25,714 for desk chairs, chairs and sleep sofas, $19,721 for parking lot repairs, $12,341 for guestroom carpet, $6,200 for security equipment, $7,478 for lamp and ballast upgrades, $5,700 for roof repairs and $7,132 for restaurant signage.

During the fiscal year ended December 31, 1996, the Partnership expended $70,569 for renovations and replacements, of which $29,643 was capitalized. The expenditures included $11,148 for computer systems, $9,103 for replacement chairs, $5,797 for carpet, $5,195 for tub refinishing, $4,745 for roof repairs and $4,000 for pool replastering.

The properties may be sold pusuant to Item 3, "Legal Proceedings."

 Results of Operations

Combined Financial Results

The following tables summarize the Partnership's operating results for the fiscal years ended December 31, 1995, 1996 and 1997 on a combined basis. Individual hotel and restaurant results follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis.

                                       Average         Average
                                        Hotel           Hotel
                                      Occupancy         Room
            Fiscal Year Ended:           Rate           Rate
            ------------------        ---------        -------
            December 31, 1995           74.9%          $60.95

            December 31, 1996           71.1%          $64.63

            December 31, 1997           68.6%          $66.30

                                              Total           Partnership
                           Total           Expenditures        Cash Flow
   Fiscal Year Ended:     Revenues       and Debt Service         (1)
   ------------------     ----------     ----------------     -----------
   December 31, 1995      $3,213,820        $3,158,485           $55,335

   December 31, 1996      $3,257,416        $2,961,860          $295,556

   December 31, 1997      $3,250,726        $3,063,793          $186,933

(1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, it is the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners. These calculations are reconciled to the financial statements in the following table.

Reconciliation of Partnership Cash Flow from the chart above to Net Income as shown on the Statements of Operations in the financial statements is as follows:

                                   1997         1996         1995
                                ----------   ----------   ----------
Partnership Cash Flow             $186,933     $295,556      $55,335
Additions to Fixed Assets           50,387       29,643      306,084
Depreciation and Amortization     (281,791)    (299,764)    (278,574)
Other Items                           (603)     (10,648)      (4,169)
                                ----------   ----------   ----------
Net Income (Loss)                 ($45,074)     $14,787      $78,676
                                ==========   ==========   ==========

The following is a reconciliation of the Partnership Cash Flow shown above to the aggregate total of Cash Flow from Hotel Operations (shown in the seceding subsection) and the Total Restaurant Net Loss (shown in the second seceding subsection).
                                               1997        1996         1995
                                            ----------  ----------  ----------
Cash Flow from Hotel Operations               $408,473    $467,476    $251,271
Total Restaurant Net Loss                     (231,552)   (182,081)   (207,886)
                                            ----------  ----------  ----------
Aggregate Cash Flow from Property Operations  $176,921     285,395      43,385
Interest on Cash Reserves                        6,938       9,131      11,825
Other Income (net of Other Expenses) not
  allocated to the property                      3,074       1,030         125
                                            ----------  ----------  ----------
Partnership Cash Flow                         $186,933    $295,556     $55,335
                                            ==========  ==========  ==========

Hotel Operations

The following table summarizes the operating results of the hotel for the fiscal years ended December 31, 1997, 1996, and 1995. Total expenditures include the operating expenses of the hotel, together with the cost of capital improvements and those Partnership expenses properly allocable to such hotel.

                                                            Cash Flow
                                                              from
                              Total           Total           Hotel
      Fiscal Year Ended:     Revenues      Expenditures     Operations
      ------------------    ----------     ------------     ----------
      December 31, 1995     $2,565,636       $2,314,365       $251,271

      December 31, 1996     $2,591,465       $2,123,989       $467,476

      December 31, 1997     $2,553,167       $2,144,694       $408,473

The Partnership's hotel experienced a $38,298 or 1.5% decrease in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. The decrease in average occupancy rate from 71.1% in 1996 to 68.6% in 1997 was partially offset by an increase in the average daily rate from $64.63 in 1996 to $66.30 in 1997. The occupancy generated by the group market segments declined while occupancy by the other market segments stayed about the same. The average room rate for all market segments increased due to rate increases.

The Partnership's hotel achieved a $25,829 or 1.0% increase in total revenues during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. The 3.8 percentage point decline in the average occupancy rate was offset by the $3.68 increase in the average room rate. The occupancy generated by the government and corporate market segments declined while occupancy by the other market segments increased. The average room rate for all market segments increased due to rate increases.

The Barstow hotel's total expenditures increased $20,705 or 1.0% during the fiscal year covered by this report as compared to the previous fiscal year. This included increases of $7,855 for additional billboards, $9,139 for central overhead allocation, $8,776 for travel agent commissions, $8,145 for legal fees and $43,879 for renovations and replacements. These increases were partially offset by reductions of $34,243 in security services.

The Barstow hotel's total expenditures and debt service decreased $190,376 or 8.2% during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. This decrease is primarily attributable to the reduction in renovations and replacements between this fiscal year and the previous one. This decrease was partially offset by increased expenditures of $69,170 for security services, of $9,858 for front desk wages and salaries, of $8,589 in workers' compensation insurance, of $7,311 for print advertising, of $16,780 for commissions and of $7,250 for appraisal fees.

Restaurant Operations

The following table summarizes the operating results of the restaurant for the fiscal years ended December 31, 1997, 1996, and 1995:

                                    1997             1996            1995
                              ---------------  ---------------  ---------------
Food Sales                    $533,750 100.0%  $506,255 100.0%  $496,097 100.0%
Cost of Food Sales            (229,820)-43.1%  (203,022)-40.1%  (183,583)-37.0%
                              --------         --------         --------
Gross Profit from Food Sales  $303,930  56.9%   303,233  59.9%   312,514  63.0%

Beverage Sales                 156,871 100.0%   149,490 100.0%   140,044 100.0%
Cost of Beverages Sold         (50,488)-32.2%   (50,866)-34.0%   (47,772)-34.1%
                              --------         --------         --------
Gross Profit from
   Beverage Sales             $106,383  67.8%    98,624  66.0%    92,272  65.9%

                              --------         --------         --------
Combined Gross Profit         $410,313  59.4%   401,857  61.3%   404,786  63.6%
Restaurant Operating Expenses (641,865)-92.9%  (583,938)-89.0%  (612,672)-96.3%
                              --------         --------         --------

Total Restaurant Net Loss    $(231,552)-33.5% $(182,081)-27.8% $(207,886)-32.7%
                              ========         ========         ========

The Partnership's restaurant at the Barstow Holiday Inn experienced a $49,471 or 27.2% increase in its net loss during the fiscal year covered by this report as compared to the previous fiscal year. There was an effort to increase restaurant sales, but the costs rose faster than revenue. Holiday Inn has modified its standards so that the restaurant can be reduced from a 16 hours per day operation to a six hour per day operation. Effective February 23, 1998, the restaurant hours were reduced to seven hours per day. Financial projections of the modified operation indicate that future restaurant operating losses will be much lower than those experienced during the last three fiscal years.

The Partnership's restaurant at the Barstow Holiday Inn achieved a $25,805 or 12.4% decrease in its net loss during the fiscal year ended December 31, 1996 as compared to the previous fiscal year. The improved performance is attributable to the elimination of $20,000 in professional fees and some renovations paid in the previous year.

Future Trends

The Managing General Partner expects that the hotel's occupancy rates, room rates and restaurant revenues (and hence profits) will be negatively impacted should the present reduced military activity continue. The Managing General Partner anticipates that improved restaurant revenues, occupancy rates and perhaps room rates would result from expanded activity associated with the Fort Irwin National Training Center. None of the federal government installations in the Barstow area are scheduled for closure.

The Managing General Partner anticipates that any increases in operating costs and expenses due to inflation during the period in which the Partnership is operating its hotel and restaurant will be met, to the extent possible, by an upward adjustment in room rates and restaurant prices.

The properties may be sold pursuant to Item 3 above.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages F-1 through F-13.

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                           FAMOUS HOST LODGING V, L.P.

                             SACRAMENTO, CALIFORNIA

                                DECEMBER 31, 1997

Item 8: Financial Statements



                           FAMOUS HOST LODGING V, L.P.

                          INDEX OF FINANCIAL STATEMENTS



                                                                        Pages
                                                                        -----
    Report of Independent Certified Public Accountants                  F-3

    Balance Sheets, December 31, 1997 and 1996                          F-4

    Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995                                  F-5

    Statements of Partners' Equity for the years ended
      December 31, 1997, 1996 and 1995                                  F-6

    Statements of Cash Flows for the years ended                        F-7 to
      December 31, 1997, 1996 and 1995                                  F-8

    Notes to Financial Statements                                       F-9 to
                                                                        F-13












Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Famous Host Lodging V, L.P.

We have audited the accompanying balance sheets of Famous Host Lodging V,L.P., a California limited partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Host Lodging V, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.


VOCKER KRISTOFFERSON AND CO.


February 26, 1998
San Mateo, California

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                     ASSETS

                                                           1997         1996
                                                        ----------   ----------
Current Assets:
 Cash and temporary investments (Notes 1, 3, 8 and 9)   $  146,113   $  246,283
 Accounts receivable                                        32,624       24,531
 Prepaid expenses                                           37,862       39,762
                                                        ----------   ----------
   Total Current Assets                                    216,599      310,576
                                                        ----------   ----------
Property and Equipment (Note 2):
 Building                                                4,077,604    4,077,604
 Furniture and equipment                                 1,294,151    1,253,417
 Projects in progress                                         -          58,444
                                                        ----------   ----------
                                                         5,371,755    5,389,465
 Accumulated depreciation and amortization              (3,190,183)  (2,917,212)
                                                        ----------   ----------
   Property and Equipment, Net                           2,181,572    2,472,253
                                                        ----------   ----------

Other Assets                                                32,294       32,294
                                                        ----------   ----------
      Total Assets                                      $2,430,465   $2,815,123
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities               $  165,909   $  184,017
 Due to related parties                                     10,856          322
                                                        ----------   ----------

   Total Liabilities                                       176,765      184,339
                                                        ----------   ----------

Contingent Liabilities and Lease Commitments (Notes 4 and 5)

Partners' Equity:
 General Partners                                            3,385        3,836
 Limited Partners                                        2,250,315    2,626,948
                                                        ----------   ----------
   Total Partners' Equity                                2,253,700    2,630,784
                                                        ----------   ----------

      Total Liabilities and Partners' Equity            $2,430,465   $2,815,123
                                                        ==========   ==========

                See accompanying notes to financial statements.

                          FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS


                                                  Years Ended December 31:
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
Income:
 Guest room                                  $2,458,115  $2,489,982  $2,466,338
 Restaurant                                     690,622     655,746     636,141
 Telephone and vending                           55,707      65,512      54,893
 Interest                                         6,938       9,131      11,825
 Other                                           39,344      37,045      44,624
                                             ----------  ----------  ----------
   Total Income                               3,250,726   3,257,416   3,213,821
                                             ----------  ----------  ----------

Expenses:
 Hotel and restaurant operations
  (Notes 4, 5 and 6)                          2,774,813   2,701,717   2,634,845
 General and administrative (Note 4)             77,356      78,787      61,637
 Depreciation and amortization (Note 2)         281,791     299,764     278,574
 Property management fees (Note 4)              161,840     162,361     160,089
                                             ----------  ----------  ----------
   Total Expenses                             3,295,800   3,242,629   3,135,145
                                             ----------  ----------  ----------

   Net Income (Loss)                         $  (45,074) $   14,787  $   78,676
                                             ==========  ==========  ==========



Net Income (Loss) Allocable to
 General Partners                                 $(451)       $148        $787
                                                =======     =======     =======

Net Income (Loss) Allocable to
 Limited Partners                              $(44,623)    $14,639     $77,889
                                               ========    ========    ========


Net Income (Loss) Per Partnership
 Unit (Note 1)                                    $4.95       $1.62       $8.63
                                                =======     =======     =======

Distributions to Limited Partners
 Per Partnership Unit (Note 1)                   $36.80      $36.80      $36.80
                                                =======     =======     =======





                See accompanying notes to financial statements.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY

                                                  Years Ended December 31:
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
General Partners:
 Balance, beginning of year                  $    3,836  $    3,688  $    2,901
 Net income (Loss)                                 (451)        148         787
                                             ----------  ----------  ----------
  Balance, End of Year                            3,385       3,836       3,688
                                             ----------  ----------  ----------

Limited Partners:
 Balance, beginning of year                   2,626,948   2,944,319   3,198,440
 Net income (Loss)                              (44,623)     14,639      77,889
 Less: Cash distribution to limited partners   (332,010)   (332,010)   (332,010)
                                             ----------  ----------  ----------
   Balance, End of Year                       2,250,315   2,626,948   2,944,319
                                             ----------  ----------  ----------

   Total Partners' Equity                    $2,253,700  $2,630,784  $2,948,007
                                             ==========  ==========  ==========






























                See accompanying notes to financial statements.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31:
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------

Cash Flows From Operating Activities:
  Received from hotel and restaurant
   operations                                $3,237,065  $3,255,807  $3,224,408
  Expended for hotel and restaurant
   operations and general and
   administrative expenses                   (2,963,719) (2,942,661) (2,878,610)
  Interest received                               8,651       8,216      11,223
                                             ----------  ----------  ----------
    Net Cash Provided by Operating
     Activities                                 281,997     321,362     357,021
                                             ----------  ----------  ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property
   and equipment                                    230         500       3,060
  Purchases of property and equipment           (50,387)    (29,643)   (306,084)
                                             ----------  ----------  ----------
    Net Cash Used by Investing Activities       (50,157)    (29,143)   (303,024)
                                             ----------  ----------  ----------
Cash Flows From Financing Activities:
  Distributions paid to limited partners       (332,010)   (332,010)   (332,010)
                                             ----------  ----------  ----------
    Net Cash Used by Financing Activities      (332,010)   (332,010)   (332,010)
                                             ----------  ----------  ----------

    Net Increase (Decrease) in Cash
     and Temporary Investments                 (100,170)    (39,791)   (278,013)


Cash and Temporary Investments:
  Beginning of year                             246,283     286,074     564,087
                                             ----------  ----------  ----------

    End of Year                              $  146,113  $  246,283  $  286,074
                                             ==========  ==========  ==========












                See accompanying notes to financial statements.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                  Years Ended December 31:
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------

Reconciliation of Net Income (Loss) to Net
  Cash Provided by Operating Activities:

   Net income (loss)                         $ (45,074)  $   14,787  $   78,676
                                             ----------  ----------  ----------
   Adjustments  to  reconcile  net  income
    to net cash  provided  by  operating
    activities:
   Depreciation and amortization                281,791     299,764     278,574
   (Gain) loss on disposition of property
    and equipment                                59,047        (500)      4,170
   (Increase) decrease in accounts receivable    (8,093)      6,607      21,810
   (Increase) decrease in prepaid expenses        1,900      (3,724)      5,210
   (Increase) decrease in other assets             -           -         (1,000)
   Increase (decrease) in accounts payable
    and accrued liabilities                     (18,108)      4,106     (18,863)
   Increase (decrease) in due to related
    parties                                      10,534         322     (11,556)
                                             ----------  ----------  ----------
      Total Adjustments                         327,071     306,575     278,345
                                             ----------  ----------  ----------

      Net Cash Provided By Operating
       Activities                            $  281,997  $  321,362  $  357,021
                                             ==========  ==========  ==========





















               See accompanying notes to financial statements.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE PARTNERSHIP

Famous Host Lodging V, L.P. is a limited partnership organized under California law on January 17, 1984, to acquire and/or develop and operate hotel properties in the State of California. The term of the Partnership expires December 31, 2023, and may be dissolved earlier under certain circumstances. On February 13, 1991 the Partnership Agreement was amended to change the name of the Partnership from "Super 8 Lodging V, Ltd." to "Famous Host Lodging V, L.P." The hotel in Barstow, California was opened in December 1985. In 1987 the Partnership commenced operation of a family restaurant and cocktail lounge immediately adjacent to the hotel. The Partnership grants credit to customers, substantially all of which are local businesses.

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

The partnership agreement requires that the Partnership maintain working capital reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of gross proceeds of the public offering of units as adjusted for distributions of sales proceeds ($276,799 at December 31, 1997). As of December 31, 1997, the Partnership had working capital of only $39,834 due to capital renovations made during 1996 and distributions to limited partners in 1996 and 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Items of Partnership income or loss are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial statements of the Partnership. At December 31, 1997, assets and liabilities on a tax basis were approximately $750,000 lower than on a book basis due to accelerated depreciation methods used for tax purposes.

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

    ------Description------       -------Methods--------    --Useful Lives--
    Building and components       150% declining balance      10-25 years
                                  and straight-line

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of December 31, 1997 and 1996 consist of the following:
                                                   1997      1996
                                                 --------  --------
      Cash in bank                               $ 71,809  $ 57,133
      Money market accounts                        74,304    89,150
      Certificates of deposit                        -      100,000
                                                 --------  --------
        Total Cash and Temporary Investments     $146,113  $246,283
                                                 ========  ========

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of five months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

Property Management Fees
The General Partners, or their affiliates, handle the management of the hotel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the partnership agreement, and amounted to $161,840 in 1997, $162,361 in 1996 and $160,089 in 1995.

Subordinated Distributions to General Partners
During the Partnership's operational stage, the General Partners are to receive an aggregate of 10% of Partnership distributions from cash available for distribution, of which 9% will constitute a fee for managing the Partnership and 1% will be on account of their interest in the income and losses of the Partnership. These distributions are subordinated, however, to payment to each Limited Partner during such year of distributions from cash available for distribution equal to a 14% per annum non-cumulative return on his adjusted capital contribution. Through December 31, 1997, the Limited Partners have not received a 14% non-cumulative return in any year, therefore no distributions have been made or have accrued to the General Partners.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Subordinated Incentive Distributions
Under the terms of the partnership agreement, the General Partners are to receive an aggregate of 15% of Partnership distributions of net proceeds from the sale or refinancing of Partnership properties. The aggregate distribution of 15% is composed of a 14% subordinated incentive fee as additional compensation for services rendered by the General Partners and the 1% on account of their interest in the income and losses of the Partnership. These distributions are subordinated, however, to net proceeds from the sale or refinancing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus 10% per annum cumulative return on their adjusted capital contributions. At December 31, 1997, the Limited Partners had not received the 10% per annum cumulative return, and accordingly, no such proceeds have been distributed to the General Partners.

Administrative Expenses Shared by the Partnership and Its Affiliates There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partners and their affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, and administrative salaries. The administrative expenses allocated to the Partnership were approximately $230,000 in 1997, $225,000 in 1996 and $223,000 in 1995 and are included in general and administrative expenses and hotel and restaurant operations expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the fifty percent stockholder of Grotewohl Management Services, Inc. (see Note
1), the General Partner.

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

Rental expense under these leases incurred by the Partnership amounted to $299,375 in 1997, $299,569 in 1996 and $297,167 in 1995. Such amounts are included in hotel and restaurant operations expense in the accompanying statements of operations.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - LEASE COMMITMENTS (Continued)

Future lease commitments at December 31, 1997, using the current minimum monthly amounts, are as follows:
                                             Hotel Land  Restaurant
     Years Ended December 31:                  Lease       Lease       Total
     ------------------------                ----------  ----------  ----------
        1998                                 $  163,428  $  116,688  $  280,116
        1999                                    163,428     116,688     280,116
        2000                                    163,428     116,688     280,116
        2001                                    163,428     116,688     280,116
        2002                                    163,428     116,688     280,116
        2003-2035                             5,147,982     933,504   6,081,486
                                             ----------  ----------  ----------
      Total minimum future lease payments    $5,965,122  $1,516,944  $7,482,066
                                             ==========  ==========  ==========

NOTE 6 - HOTEL AND RESTAURANT OPERATING EXPENSES

The following table summarizes the major components of hotel and restaurant operating expenses for the following years:
                                                1997        1996       1995
                                             ----------  ----------  ----------
Salaries and related expenses                $  866,496  $  808,586  $  789,516
Cost of food and beverage                       280,607     253,888     231,355
Rent                                            301,054     301,606     297,168
Franchise, advertising and reservation fees     175,932     179,762     177,711
Utilities                                       201,671     204,251     214,662
Allocated costs, mainly indirect salaries       186,004     184,064     181,607
Renovations and replacements                     52,913      40,926      77,384
Other operating expenses                        710,136     728,634     665,442
                                             ----------  ----------  ----------
 Total hotel and restaurant
  operating expenses                         $2,774,813  $2,701,717  $2,634,845
                                             ==========  ==========  ==========
NOTE 7 - COMMITMENTS

Franchise Fees
In February 1991, the Partnership obtained a ten-year franchise agreement with Holiday Inns, Inc. to operate its Barstow hotel and restaurant under the name "Holiday Inn." The Partnership pays monthly franchise fees of 4% of gross room revenues of the hotel and makes monthly contributions of 1 1/2% and 1% of guest room revenues to a marketing fund and reservation fund, respectively.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and temporary investments approximates fair value because of the short-term maturity of those investments.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in five commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total uninsured cash balances (not reduced by outstanding checks) as of December 31, 1997 follows:

      Total cash in all California banks          $177,077
      Portion insured by FDIC                     (131,674)
                                                  --------
        Uninsured cash balance                    $ 45,403
                                                  ========

NOTE 10 - LEGAL PROCEEDINGS AND SUBSEQUENT EVENT

On October 27, 1997, a complaint was filed in the United States District Court by the Managing General Partner naming as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen P. Enquist. The complaint alleged that the defendants violated certain provisions of the Securities Exchange Act of 1934 and sought injunctive and declarative relief.

On October 28, 1997, a complaint was filed in the Superior Court of the State of California, Sacramento County by Everest Lodging Investors, LLC and Everest/Madison Investors, LLC as plaintiffs against the General Partners of the Partnership and four other partnerships which have common general partners as nominal defendants. The complaint pertained to the receipt by the defendants of franchise fees and reimbursement of expenses, the indications of interest made by the plaintiffs in purchasing the properties of the nominal defendants, and the alleged refusal of the defendants to provide information required by the terms of the Partnership's partnership agreement and California law.

On February 20, 1998, the parties entered into a settlement agreement and both of the above complaints were dismissed. Pursuant to the terms of the settlement agreement, the General Partner has agreed to proceed with the marketing for sale of the properties of the Partnerships, among other things, if by June 30, 1998, it receives an offer to purchase one or more properties for a cash price equal to 75% or more of the appraised value. In addition, the General Partner has agreed to submit the offer for approval to the limited partners as required by the partnership agreements and applicable law. The General Partner has also agreed that upon the sale of one or more properties, to distribute promptly the proceeds of the sale after payment of payables and retention of reserves to pay anticipated expenses. The Everest Defendants agreed not to generally solicit the acquisition of any additional units of the Partnerships without first filing the necessary documents with the SEC. Under the terms of the settlement agreement, the Partnerships have agreed to reimburse the Everest Defendants for certain costs not to exceed $60,000, to be allocated among the partnerships. Of this amount, the Partnership will pay approximately $12,000 during the year ended December 31, 1998.

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

Mr. Grotewohl, age 79, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motels limited partnerships

Mr. Robert J. Dana, age 69, was active in the securities industry through the 1980's. He is presently retired.

See Item 3, "Legal Proceedings."

Item 11.  EXECUTIVE COMPENSATION

Although Mr. Brown ceased to be a general partner of the Partnership upon his death, a trust of Mr. Brown shares in certain of the compensation otherwise payable to the General Partners and their affiliates.

Property Management Fees

The Manager, a California general partnership which is owned equally by the Brown trust and the Managing General Partner, is managing the Partnership's hotel and restaurant. The fee for this service is 5% of the gross hotel and restaurant revenue. During the fiscal year ended December 31, 1996, the Partnership paid property management fees in the amount of $161,840 to the Manager.

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

Notwithstanding the foregoing, however, distributions of Cash Available for Distribution to the General Partners which would otherwise be paid to the General Partners are deferred and paid only after payment to the Limited Partners of distributions of Cash Available for Distribution in an amount equal to a 14% per annum cumulative return on their adjusted capital contributions.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

                                                     AMOUNT AND
     TITLE                                            NATURE OF
      OF                                             BENEFICIAL     PERCENT
     CLASS         NAME OF BENEFICIAL OWNER           OWNERSHIP      OF CLASS
    -------------------------------------------------------------------------
     Units       Everest Lodging Investors, LLC         261 Units    2.89%
     Units       Everest Madison Investors, LLC         298 Units    3.30%
                                                     ------
                                        Total           559 Units    6.19%
                                                     ======

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates

There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partners and their affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $230,000 in 1997 and are included in general and administrative expenses and hotel and restaurant operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the chairman of the Managing General Partner.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (a) Documents filed as part of this report
1.     Financial Statements Included in Part II of this Report

        Report of Independent Certified Public Accountants

          Balance Sheets, December 31, 1997 and 1996
          Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995 Statements of Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995 Statements of Cash Flow for the Years Ended December 31, 1997, 1996 and 1995 Notes to Financial Statements

 2.     Financial Statement Schedules Included in this Report

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

         10.4 Amendment to Ground Leases filed as Exhibit 10.11 to the annual report on Form 10-K of the Partnership for the fiscal year ended December 31, 1990 is incorporated herein by reference.

         10.5 Franchise Agreement between Partnership and Holiday Inns, Inc. filed as Exhibit 10.6 to the annual report on Form 10-K of the Partnership for the fiscal year ended December 31, 1994 is incorporated herein by reference.


(b)  Reports on Form 8-K

A current report on form 8-K dated November 13, 1997 was filed reporting an "Other Event" under Item 5. No financial statements were included therein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      FAMOUS HOST LODGING V, L.P.


By (Signature and Title)      /s/ Philip B. Grotewohl
                              -------------------------
                              Philip B. Grotewohl,
                              Chairman of Grotewohl Management Services, Inc.,
                              General Partner
Date March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)      /s/ Philip B. Grotewohl
                              -------------------------
                              Philip B. Grotewohl,
                              Chief executive officer, chief financial
                              officer, chief accounting officer and director
                              of Grotewohl Management Services, Inc.,
                              General Partner
Date March 27, 1998