Form 10-Q
period 1998-03-31
FAMOUS HOST LODGING V LP
filed 1998-05-01
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


           For the Period ended March 31, 1998 Commission File 2-88942

                           FAMOUS HOST LODGING V, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    CALIFORNIA                    94 - 2933595
          -------------------------------      -------------------
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)       Identification No.)


      2030 J Street
      Sacramento, California                                 95814
      --------------------------------------                --------
      Address of principal executive offices                Zip Code



      Registrant's telephone number,
      including area code                           (916) 442 - 9183

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


      Yes XX   No  __

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                              PAGE

   Balance Sheet - March 31, 1998 and December 31, 1997            2

   Statement of Operations - Three Months Ended
   March 31, 1998 and 1997                                         3

   Statement of Changes in Partners' Equity -
   Three Months Ended March 31, 1998 and 1997                      4

   Statement of Cash Flows - Three Months Ended
   March 31, 1998 and 1997                                         5

   Notes to Financial Statements                                   6

   Management Discussion and Analysis                              7

   Other Information and Signatures                                8 - 10

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                                  Balance Sheet
                      March 31, 1998 and December 31, 1997

                                                         3/31/98      12/31/97
                                                       ----------    ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                     $   209,674   $   146,113
   Accounts receivable                                     30,534        32,624
   Prepaid expenses                                        15,472        37,862
                                                       ----------    ----------
    Total current assets                                  255,680       216,599
                                                       ----------    ----------

Property and Equipment:
   Buildings                                            4,077,604     4,077,604
   Furniture and equipment                              1,304,372     1,294,151
                                                       ----------    ----------
                                                        5,381,976     5,371,755
   Accumulated depreciation                            (3,255,299)   (3,190,183)
                                                       ----------    ----------

    Property and equipment, net                         2,126,677     2,181,572
                                                       ----------    ----------

Other Assets:                                              32,294        32,294
                                                       ----------    ----------

    Total Assets                                      $ 2,414,651   $ 2,430,465
                                                       ==========    ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities           $   316,540   $   176,765
                                                       ----------    ----------
    Total liabilities                                     316,540       176,765
                                                       ----------    ----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                         2,659         3,385
   Limited Partners                                     2,095,452     2,250,315
                                                       ----------    ----------
    Total partners' equity                              2,098,111     2,253,700
                                                       ----------    ----------

Total Liabilities and Partners' Equity                $ 2,414,651   $ 2,430,465
                                                       ==========    ==========



    The accompanying notes are an integral part of the financial statements.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                             Statement of Operations
               For the Three Months Ending March 31, 1998 and 1997

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                         3/31/98       3/31/97
                                                       ----------    ----------

Income:
    Hotel room                                        $   652,776   $   704,139
    Restaurant                                            135,024       154,235
    Telephone and vending                                  12,994        14,480
    Interest                                                  801         1,692
    Other                                                  13,292         9,880
                                                       ----------    ----------
     Total Income                                         814,887       884,426
                                                       ----------    ----------

Expenses:
    Motel operating expenses (Note 2)                     629,363       652,966
    General and administrative                            152,477        22,756
    Depreciation and amortization                          65,116        69,753
    Property management fees                               40,518        44,213
                                                       ----------    ----------
     Total Expenses                                       887,474       789,688
                                                       ----------    ----------

    Net Income (Loss)                                 $   (72,587)  $    94,738
                                                       ==========    ==========

Net Income (Loss) Allocable
 to General Partners                                        ($726)         $947
                                                       ==========    ==========

Net Income (Loss) Allocable
 to Limited Partners                                     ($71,861)      $93,791
                                                       ==========    ==========

Net Income (Loss)
 per Partnership Unit                                      ($7.97)       $10.40
                                                       ==========    ==========

Distribution to Limited Partners
 per Partnership Unit                                       $9.20         $9.20
                                                       ==========    ==========








    The accompanying notes are an integral part of the financial statements.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Equity
               For the Three Months Ending March 31, 1998 and 1997

                                                          1998          1997
                                                       ----------    ----------

General Partners:
 Balance at beginning of year                         $     3,385   $     3,836
 Net income (loss)                                           (726)          947
                                                       ----------    ----------
  Balance at end of period                                  2,659         4,783
                                                       ----------    ----------


Limited Partners:
 Balance at beginning of year                           2,250,315     2,626,948
 Net income (loss)                                        (71,861)       93,791
 Distributions to limited partners                        (83,002)      (83,002)
                                                       ----------    ----------
  Balance at end of period                              2,095,452     2,637,737
                                                       ----------    ----------

  Total Partners' Equity                              $ 2,098,111   $ 2,642,520
                                                       ==========    ==========





























    The accompanying notes are an integral part of the financial statements.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                             Statement of Cash Flows
               For the Three Months Ending March 31, 1998 and 1997

                                                          1998           1997
                                                       ----------    ----------
Cash flows from operating activities:
 Received from hotel and restaurant revenues          $   816,176   $   873,307
 Expended for hotel and restaurant operation
  and general and administrative expenses                (660,193)     (645,610)
 Interest received                                            801         1,187
                                                       ----------    ----------
    Net cash provided (used) by operating activities      156,784       228,884
                                                       ----------    ----------

Cash flows from investing activities:
 Purchases of property and equipment                      (10,221)      (20,648)
 Proceeds from sale of equipment                             -              230
                                                       ----------    ----------
    Net cash provided (used) by investing activities      (10,221)      (20,418)
                                                       ----------    ----------

Cash flows from financing activities:
 Distributions paid to limited partners                   (83,002)      (83,002)
                                                       ----------    ----------
    Net cash provided (used) by operating activities      (83,002)      (83,002)
                                                       ----------    ----------

    Net increase in cash and temporary investments         63,561       125,464

    Cash and Temporary Investments:
       Beginning of year                                  146,113       246,283
                                                       ----------    ----------
          End of Period                               $   209,674   $   371,747
                                                       ==========    ==========

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
 Net income (loss)                                    $   (72,587)  $    94,738
                                                       ----------    ----------
 Adjustments to reconcile net income to net
  cash used by operating activities:
   Depreciation and amortization                           65,116        69,753
   Gain on disposition of property and equipment             -             (230)
   (Increase) decrease in accounts receivable               2,090        (9,932)
   (Increase) decrease in prepaid expenses                 22,390        18,031
   Increase (decrease) in accounts payable
    and accrued liabilities                               139,775        56,524
                                                       ----------    ----------
          Total adjustments                               229,371       134,146
                                                       ----------    ----------
          Net cash provided (used) by
            operating activities                      $   156,784   $   228,884
                                                       ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                             March 31, 1998 and 1997

Note 1:
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1997 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

   Property Management Fees                           $40,518

In February, 1991 the Partnership terminated its franchise and its affiliation with Super 8 Motels, Inc. and began operating as a Holiday Inn. Accordingly, no franchise or advertising fees have been paid to the General Partners or their affiliates for the period

Partnership  management  fees  and  subordinated  incentive   distributions  are
contingent in nature and none have been accrued or paid during the current period.

Note 2:
The following table summarizes the major components of hotel operating expenses for the periods reported:
                                                      Three Months  Three Months
                                                          Ended         Ended
                                                         3/31/98       3/31/97
                                                       ----------    ----------
Salaries and related expenses                         $   200,632   $   213,730
Cost of food and beverage                                  47,639        60,548
Rent                                                       75,321        81,817
Franchise, advertising and reservation fees                46,533        49,846
Utilities                                                  42,907        43,581
Allocated costs, mainly indirect salaries                  49,761        44,110
Renovations and replacements                                3,797         4,080
Other operating expenses                                  162,773       155,254
                                                       ----------    ----------
 Total hotel and restaurant operating expenses        $   629,363   $   652,966
                                                       ==========    ==========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 MARCH 31, 1998


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Partnership has current assets of $255,680 and current liabilities of $316,540. This deficit was created by capital expenditures from cash reserves during previous years. The Statement of Cash Flows shows net cash flows of $63,561 for the three months ending March 31, 1998 (after an $83,002 distribution to the Limited Partners).

The Partnership expended for renovations and replacements $14,017 (of which $10,221 was capitalized) during the period covered by this report. Included in these expenditures was $5,221 for guest room carpet replacement and $5,000 for new faces on the restaurant signs.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the three month periods ended March 31, 1998 and March 31, 1997.

Total income decreased $69,539 or 7.9%. Hotel room revenues decreased $51,363 or 7.3%, due to a decrease in guest room occupancy from 80.1% in 1997 to 72.9% in 1998 which was partially offset by an increase in the average room rate from $66.03 in 1997 to $67.23 in 1998. The decrease in occupancy was due primarily to reduced military activity at Fort Irwin in 1998 as compared to the same period in 1997. In 1997 the annual training event at Fort Irwin was held in March, while that event for 1998 has not yet been announced. The $19,211 or 12.5% decrease in restaurant revenue was due to a reduction in the restaurant hours of operations from 16 hours daily to 7 hours daily.

Total expenditures increased $97,786 or 12.4%. The increase in expenses is due to increases in the minimum wage and to legal, appraisal and other costs associated with the potential partnership liquidation.

FUTURE TRENDS

The General Partners expect the hotel's performance during 1998 to be substantially unchanged from 1997. Changes in restaurant personnel and procedures are expected to continue bringing improved results. The General Partners expect that these changes will result in a reduction in the net loss experienced by the restaurant operation.

As discussed in more detail in the following section labeled "Legal Proceedings," the General Partners have agreed to offer the motels for sale and to present any offer that equal or exceeds 75% of the appraised value for the approval of the Limited Partners.

In the opinion of management, these financial statements reflect all adjustments which were necessary to a fair statement of results for the interim periods presented. All adjustments are of a normal recurring nature.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 27, 1997 a complaint was filed in the United States District Court, Eastern District of California by the registrant, the Managing General Partner, and four other limited partnerships (together with the registrant, the "Partnerships") as to which the Managing General Partner serves as general partner (i.e., Super 8 Motels, Ltd., Super 8 Motels II, Ltd., Super 8 Motels III, Ltd. and Super 8 Economy Lodging IV, Ltd.), as plaintiffs. The complaint named as defendants Everest/Madison Investors, LLC, Everest Lodging Investors, LLC, Everest Properties, LLC, Everest Partners, LLC, Everest Properties II, LLC, Everest Properties, Inc., W. Robert Kohorst, David I. Lesser, The Blackacre Capital Group, L.P., Blackacre Capital Management Corp., Jeffrey B. Citron, Ronald J. Kravit, and Stephen P. Enquist ( the "Everest Defendants"). The factual basis underlying the plaintiffs' causes of actions pertained to tender offers directed by certain of the defendants to limited partners of the Partnerships, and to indications of interest made by certain of the defendants in purchasing the property of the Partnerships. The complaint requested the following relief: (i) a declaration that each of the defendants had violated Sections 13(d), 14(d) and 14(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the rules and regulations promulgated by the Securities and Exchange Commission thereunder; (ii) a declaration that certain of the defendants had violated Section 15(a) of the Exchange Act and the rules and regulations thereunder; (iii) an order permanently enjoining the defendants from
(a) soliciting tenders of or accepting for purchase securities of the Partnerships, (b) exercising any voting rights attendant to the securities already acquired, (c) soliciting proxies, and (d) violating Sections 13 or 14 of the Exchange Act or the rules and regulations promulgated thereunder; (iv) an order enjoining certain of the defendants from violating Section 15(a) of the Exchange Act and the rules and regulations promulgated thereunder; (v) an order directing certain of the defendants to offer to each person who sold securities to such defendants the right to rescind such sale; and (vi) a declaration that the Partnerships need not provide to the defendants a list of limited partners in the Partnerships or any other information respecting the Partnerships which is not publicly available.

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

On February 20, 1998, the parties entered into a settlement agreement and both of the above complaints were dismissed. Pursuant to the terms of the settlement agreement, among other things, the General Partner has agreed to proceed with the marketing for sale of the properties of the Partnerships, if by June 30, 1998, it receives an offer to purchase one or more properties for a cash price equal to 75% or more of the appraised value. In addition, the General Partner has agreed to submit the offer for approval to the limited partners as required by the partnership agreements and applicable law. The General Partner has also agreed that upon the sale of one or more properties, to distribute promptly the proceeds of the sale after payment of payables and retention of reserves to pay anticipated expenses. The Everest Defendants agreed not to generally solicit the acquisition of any additional units of the Partnerships without first filing necessary documents with the SEC. Under the terms of the settlement agreement, the Partnerships have agreed to reimburse the Everest Defendants for certain costs not to exceed $60,000, to be allocated among the Partnerships. Of this amount, the Partnership will pay approximately $12,000 during the year covered by this report.

Item 2.  Changes in Securities

           None

Item 3.  Defaults upon Senior Securities

           None

Item 4.  Submission of Matter to the Vote of Security Holders

           None

Item 5.  Other Information

           See Notes to Financial Statements

Item 6.  Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           FAMOUS HOST LODGING V, L.P.

    4-30-98                                 By /S/ Philip B. Grotewohl
    -------                                    -------------------------
     Date                                      Philip B. Grotewohl,
                                               Chairman of Grotewohl
                                               Management Services, Inc.,
                                               Managing General Partner

    4-30-98                                 By /S/ Philip B. Grotewohl
    -------                                    -------------------------
     Date                                      Philip B. Grotewohl,
                                               Chief executive officer,
                                               chief financial officer,
                                               chief accounting officer
                                               and sole director of
                                               Grotewohl Management
                                               Services, Inc., Managing
                                               General Partner