Form 10-Q
period 1998-06-30
FAMOUS HOST LODGING V LP
filed 1998-08-14
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


           For the Period ended June 30, 1998 Commission File 2-88942

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


   Yes XX   No  __

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                              PAGE

   Balance Sheet - June 30, 1998 and December 31, 1997             2

   Statement of Operations - Six Months Ended
   June 30, 1998 and 1997                                          3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1998 and 1997                         4

   Statement of Cash Flows - Six Months Ended
   June 30, 1998 and 1997                                          5

   Notes to Financial Statements                                   6

   Management Discussion and Analysis                              7

   Other Information and Signatures                                8 - 10

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                                  Balance Sheet
                       June 30, 1998 and December 31, 1997

                                                         6/30/98      12/31/97
                                                       ----------    ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                     $   275,409   $   146,113
   Accounts receivable                                     37,987        32,624
   Prepaid expenses                                        30,927        37,862
                                                       ----------    ----------
    Total current assets                                  344,323       216,599
                                                       ----------    ----------

Property and Equipment:
   Buildings                                            4,077,604     4,077,604
   Furniture and equipment                              1,308,121     1,294,151
                                                       ----------    ----------
                                                        5,385,725     5,371,755
   Accumulated depreciation                            (3,320,794)   (3,190,183)
                                                       ----------    ----------

    Property and equipment, net                         2,064,931     2,181,572
                                                       ----------    ----------

Other Assets:                                              32,294        32,294
                                                       ----------   ----------

    Total Assets                                      $ 2,441,548   $ 2,430,465
                                                       ==========    ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities           $   186,967   $   176,765
                                                       ----------    ----------
    Total liabilities                                     186,967       176,765
                                                       ----------    ----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                         4,224         3,385
   Limited Partners                                     2,250,357     2,250,315
                                                       ----------    ----------
    Total partners' equity                              2,254,581     2,253,700
                                                       ----------    ----------

Total Liabilities and Partners' Equity                $ 2,441,548   $ 2,430,465
                                                       ==========    ==========





    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Operations
                For the Six Months Ending June 30, 1998 and 1997

                            Three Months  Six Months  Three Months   Six Months
                                Ended        Ended         Ended        Ended
                               6/30/98      6/30/98       6/30/97      6/30/97
                             ----------   ----------   -----------   ----------

Income:
 Hotel room                 $   664,962  $ 1,317,738  $    587,612  $ 1,291,751
 Restaurant                     104,095      239,119       165,713      319,948
 Telephone and vending           10,949       23,943        12,429       26,909
 Interest                           857        1,649         4,118        5,810
 Other                           16,353       29,645        12,936       22,816
                             ----------   ----------   -----------   ----------
  Total Income                  797,216    1,612,094       782,808    1,667,234
                             ----------   ----------   -----------   ----------

Expenses:
 Motel operating expenses
  (Note 2)                      596,272    1,233,425       676,324    1,329,339
 General and administrative     (68,347)      84,130        17,442       40,198
 Depreciation and
  amortization                   65,495      130,611        70,239      139,992
 Property management fees        39,527       80,045        38,707       82,920
                             ----------   ----------   -----------   ----------
  Total Expenses                632,947    1,528,211       802,712    1,592,449
                             ----------   ----------   -----------   ----------

 Net Income (Loss)          $   164,269  $    83,883  $    (19,904) $    74,785
                             ==========   ==========   ===========   ==========

Net Income (Loss) Allocable
 to General Partners             $1,643         $839         ($199)        $748
                             ==========   ==========   ===========   ==========

Net Income (Loss) Allocable
 to Limited Partners           $162,626      $83,044      ($19,705)     $74,037
                             ==========   ==========   ===========   ==========

Net Income (Loss)
 per Partnership Unit            $18.03        $9.20        ($2.18)       $8.21
                             ==========   ==========   ===========   ==========

Distribution to Limited Partners
 per Partnership Unit             $9.20       $18.40         $9.20       $18.40
                             ==========   ==========   ===========   ==========







    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Equity
                For the Six Months Ending June 30, 1998 and 1997


                                                          1998          1997
                                                       ----------    ----------

General Partners:
 Balance at beginning of year                         $     3,385   $     3,836
 Net income (loss)                                            839           748
                                                       ----------    ----------
  Balance at end of period                                  4,224         4,584
                                                       ----------    ----------


Limited Partners:
 Balance at beginning of year                           2,250,315     2,626,948
 Net income (loss)                                         83,044        74,037
 Distributions to limited partners                        (83,002)     (166,005)
                                                       ----------    ----------
  Balance at end of period                              2,250,357     2,534,980
                                                       ----------    ----------

  Total Partners' Equity                              $ 2,254,581   $ 2,539,564
                                                       ==========    ==========





























    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Six Months Ending June 30, 1998 and 1997

                                                          1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
 Received from hotel and restaurant revenues          $ 1,605,082   $ 1,662,323
 Expended for hotel and restaurant operation
  and general and administrative expenses              (1,380,463)   (1,421,142)
 Interest received                                          1,649         5,379
                                                       ----------    ----------
   Net cash provided (used) by operating activities       226,268       246,560
                                                       ----------    ----------
Cash flows from investing activities:
 Purchases of property and equipment                      (13,970)      (27,818)
 Proceeds from sale of equipment                             -              230
                                                       ----------    ----------
   Net cash provided (used) by investing activities       (13,970)      (27,588)
                                                       ----------    ----------
Cash flows from financing activities:
 Distributions paid to limited partners                   (83,002)     (166,005)
                                                       ----------    ----------
   Net cash provided (used) by operating activities       (83,002)     (166,005)
                                                       ----------    ----------
   Net increase (decrease) in cash
     and temporary investments                            129,296        52,967

   Cash and Temporary Investments:
      Beginning of year                                   146,113       246,283
                                                       ----------    ----------

         End of Period                                $   275,409   $   299,250
                                                       ==========    ==========

Reconciliation of net income (loss) to net cash provided (used) by operating activities:

 Net income (loss)                                    $    83,883   $    74,785
                                                       ----------    ----------
 Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                          130,611       139,992
   (Gain) loss on disposition of
    property and equipment                                   -             (230)
   (Increase) decrease in accounts receivable              (5,363)          468
   (Increase) decrease in prepaid expenses                  6,935         3,976
   Increase (decrease) in accounts payable
     and accrued liabilities                               10,202        27,569
                                                       ----------    ----------
          Total adjustments                               142,385       171,775
                                                       ----------    ----------
          Net cash provided (used) by
            operating activities                      $   226,268   $   246,560
                                                       ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                             June 30, 1998 and 1997

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

   Property Management Fees               $80,045

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

Note 2:
The following table summarizes the major components of hotel operating expenses for the periods reported:

                            Three Months  Six Months  Three Months   Six Months
                                Ended        Ended        Ended         Ended
                               6/30/98      6/30/98      6/30/97       6/30/97
                             ----------   ----------   -----------   ----------
Salaries and related
 expenses                   $   174,270  $   374,902  $   218,151   $   431,881
Cost of food and beverage        37,454       85,093       69,111       129,659
Rent                             74,024      149,345       72,537       154,354
Franchise, advertising and
 reservation fees                45,044       91,577       42,249        92,095
Utilities                        39,361       82,268       47,222        90,922
Allocated costs, mainly
 indirect salaries               47,755       97,516       44,313        88,423
Renovations and replacements     24,813       28,610       15,482        19,562
Other operating expenses        153,551      324,114      167,259       322,443
                             -----------  ----------   ----------    ----------

Total hotel and restaurant
 operating expenses         $   596,272  $ 1,233,425  $   676,324   $ 1,329,339
                             ==========   ==========   ==========    ==========

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  JUNE 30, 1998


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Partnership has current assets of $344,323 and current liabilities of $186,967 creating an operating reserve of $157,356. Distributions to the limited partners have been suspended to replenish the operating reserves.

The Partnership expended for renovations and replacements $42,580 (of which $13,9670 was capitalized) during the period covered by this report. Included in these expenditures was $8.970 for guest room carpet replacement, $5,000 for new faces on the restaurant signs and $18,915 for roof repairs.

RESULTS OF OPERATIONS

The following is a comparison of operating results for the six month periods ended June 30, 1998 and June 30, 1997.

Total income decreased $55,140 or 3.3%. Hotel room revenues increased $25,987 or 2.0%, due to an increase in the average room rate from $66.11 in 1997 to $68.77 in 1998 notwithstanding a decrease in guest room occupancy from 72.9% in 1997 to 71.5% in 1998. The decrease in occupancy was due primarily to reduced military activity at Fort Irwin in 1998 as compared to the same period in 1997. The $80,829 or 25.3% decrease in restaurant revenue was due to a reduction in the restaurant hours of operations from 16 hours daily to 7 hours daily.

Total expenditures decreased $64,238 or 4.0%. This decrease in expenses is due to reduced restaurant costs and to a reduction in the accrual of anticipated partnership liquidation expenses.

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

8-13-98                     By /S/ Philip B. Grotewohl
-------                            -------------------------
  Date                               Philip B. Grotewohl,
                                     Chairman of Grotewohl Management
                                     Services, Inc.,
                                     Managing General Partner

8-13-98                     By /S/ Philip B. Grotewohl
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