Form 10-Q
period 1998-09-30
FAMOUS HOST LODGING V LP
filed 1998-11-17
CIK 737876

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



         For the Period ended September 30, 1998 Commission File 0-14540


                           FAMOUS HOST LODGING V, L.P.

             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                       94-2933595
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


2030 J Street
Sacramento, California                                     95814
--------------------------------------                   ----------
Address of principle executive offices                    Zip Code


Registrant's telephone number,
Including area code                                    (916) 442 - 9183

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  XX     No __

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                                      INDEX


Financial Statements:                                                   PAGE

Balance Sheet - September 30, 1998 and December 31, 1997                  2

Statement of Operations - Nine Months Ended
September 30, 1998 and 1997                                               3

Statement of Changes in Partners' Equity -
Nine Months Ended September 30, 1998 and 1997                             4

Statement of Cash Flows - Nine Months Ended
September 30, 1998 and 1997                                               5

Notes to Financial Statements                                           6 - 7

Management Discussion and Analysis                                      8 - 9

Other Information and Signatures                                       10 - 11

                          Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                                  Balance Sheet
                    September 30, 1998 and December 31, 1997

                                                       9/30/98        12/31/97
                                                      ----------    -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                    $   455,904   $    146,113
   Accounts receivable                                    23,253         32,624
   Prepaid expenses                                       46,524         37,862
                                                      ----------    -----------
    Total current assets                                 525,681        216,599
                                                      ----------    -----------

Property and Equipment:
   Buildings                                           4,077,604      4,077,604
   Furniture and equipment                             1,314,324      1,294,151
                                                      ----------    -----------
                                                       5,391,928      5,371,755
   Accumulated depreciation                           (3,377,016)    (3,190,183)
                                                      ----------    -----------

    Property and equipment, net                        2,014,912      2,181,572
                                                      ----------    -----------

Other Assets:                                             32,294         32,294
                                                      ----------    -----------

    Total Assets                                     $ 2,572,887   $  2,430,465
                                                      ==========    ===========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities              224,186        176,765
                                                      ----------    -----------
    Total liabilities                                    224,186        176,765
                                                      ----------    -----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   General Partners                                        5,165          3,385
   Limited Partners: 10,000 units authorized,
   9,022 issued and outstanding                        2,343,536      2,250,315
                                                      ----------    -----------
    Total partners' equity                             2,348,701      2,253,700
                                                      ----------    -----------

Total Liabilities and Partners' Equity               $ 2,572,887   $  2,430,465
                                                      ==========    ===========



    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Operations
             For the Nine Months Ending September 30, 1998 and 1997

                               Three Months Nine Months Three Months Nine Months
                                  Ended        Ended        Ended        Ended
                                 9/30/98      9/30/98      9/30/97      9/30/97
                               ----------   ----------   ----------   ----------

Income:
 Hotel room                   $   742,075  $ 2,059,813  $   635,960  $ 1,927,711
 Restaurant                        93,972      333,091      177,411      497,360
 Telephone and vending              8,742       32,684       17,179       44,088
 Interest                           2,051        3,699         (428)       5,438
 Other                             16,750       46,395       10,003       32,820
                               ----------   ----------   ----------   ----------
  Total Income                    863,590    2,475,682      840,125    2,507,417
                               ----------   ----------   ----------   ----------

Expenses:
 Hotel operating expenses
  (Note 2)                        515,455    1,450,936      474,088    1,386,327
 Restaurant operations
  (Note 2)                        127,628      427,560      236,518      654,404
 General and administrative        25,389      109,519       12,374       52,571
 Depreciation and amortization     56,222      186,833       69,779      209,771
 Property management fees          42,785      122,831       41,907      124,828
                               ----------   ----------   ----------   ----------
  Total Expenses                  767,479    2,297,679      834,666    2,427,901
                               ----------   ----------   ----------   ----------

 Net Income (Loss)            $    96,111  $   178,003  $     5,459  $    79,516
                               ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to General Partners                 $961       $1,780          $55         $795
                               ==========   ==========   ==========   ==========

Net Income (Loss) Allocable
 to Limited Partners              $95,150     $176,223       $5,404      $78,721
                               ==========   ==========   ==========   ==========

Net Income (Loss)
 per Partnership Unit              $10.55       $19.53        $0.60        $8.73
                               ==========   ==========   ==========   ==========

Distribution to Limited
 Partners per Partnership Unit      $0.00        $9.20        $9.20       $27.60
                               ==========   ==========   ==========   ==========






    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Equity
             For the Nine Months Ending September 30, 1998 and 1997


                                                          1998          1997
                                                       ----------    ----------

General Partners:
 Balance at beginning of year                         $     3,385   $     3,836
 Net income (loss)                                          1,780           795
                                                       ----------    ----------
  Balance at end of period                                  5,165         4,631
                                                       ----------    ----------


Limited Partners:
 Balance at beginning of year                           2,250,315     2,626,948
 Net income (loss)                                        176,223        78,721
 Distributions to limited partners                        (83,002)     (249,007)
                                                       ----------    ----------
  Balance at end of period                              2,343,536     2,456,662
                                                       ----------    ----------

  Total Partners' Equity                              $ 2,348,701   $ 2,461,293
                                                       ==========    ==========





























    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Cash Flows
             For the Nine Months Ending September 30, 1998 and 1997

                                                        1998            1997
                                                     -----------    -----------
Cash flows from operating activities:
 Received from hotel and restaurant revenues        $  2,481,354   $  2,503,228
 Expended for hotel and restaurant operation
  and general and administrative expenses             (2,072,087)    (2,180,831)
 Interest received                                         3,699          7,151
                                                     -----------    -----------
    Net cash provided (used) by operating activities     412,966        329,548
                                                     -----------    -----------

Cash flows from investing activities:
 Purchases of property and equipment                     (20,173)       (27,818)
 Proceeds from sale of equipment                             -              230
                                                     -----------    -----------
    Net cash provided (used) by investing activities     (20,173)       (27,588)
                                                     -----------    -----------

Cash flows from financing activities:
 Distributions paid to limited partners                  (83,002)      (249,007)
                                                     -----------    -----------
    Net cash provided (used) by operating activities     (83,002)      (249,007)
                                                     -----------    -----------

    Net increase (decrease) in cash
      and temporary investments                          309,791         52,953

    Cash and Temporary Investments:
       Beginning of year                                 146,113        246,283
                                                     -----------    -----------

          End of Period                             $    455,904   $    299,236
                                                     ===========    ===========

Reconciliation of net income (loss) to net cash provided (used) by operating activities:

   Net income (loss)                                $    178,003   $     79,516
                                                     -----------    -----------
 Adjustments to reconcile net income to net cash used by operating activities:
    Depreciation and amortization                        186,833        209,771
    (Gain) loss on disposition of property
     and equipment                                           -             (230)
    (Increase) decrease in accounts receivable             9,371          2,962
    (Increase) decrease in prepaid expenses               (8,662)       (13,793)
    Increase (decrease) in accounts payable
      and accrued liabilities                             47,421         51,322
                                                     -----------    -----------
           Total adjustments                             234,963        250,032
                                                     -----------    -----------
           Net cash provided (used) by
             operating activities                   $    412,966   $    329,548
                                                     ===========    ===========
    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           September 30, 1998 and 1997

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstatnces indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

   Property Management Fees                 $122,831

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

Note 2:
The following table summarizes the major components of hotel operating expenses for the periods reported:

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                    Notes to Financial Statements (Continued)
                           September 30, 1998 and 1997

                              Three Months Nine Months  Three Months Nine Months
                                  Ended        Ended        Ended        Ended
                                 9/30/98      9/30/98      9/30/97      9/30/97
                               ----------   ----------   ----------   ----------
Hotel operating costs:
Salaries and related expenses $   124,057  $   372,985  $   117,271  $   361,159
Rent                               70,806      197,257       60,991      184,586
Franchise, advertising and
 reservation fees                  52,333      143,909       45,383      137,479
Utilities                          48,493      110,747       54,594      121,026
Allocated costs, mainly
 indirect salaries                 49,964      147,481       43,878      132,302
Maintenance, repairs and
 replacements                      51,575      140,490       49,215      118,310
Property taxes                     15,894       47,943       16,028       47,768
Property insurance                 10,269       31,333        9,168       32,184
Other operating expenses           92,064      258,791       77,560      251,513
                               ----------   ----------   ----------   ----------
Total hotel
 operating expenses           $   515,455  $ 1,450,936  $   474,088  $ 1,386,327
                               ==========   ==========   ==========   ==========

Restaurant operating costs:
Salaries and related expenses $    50,124  $   176,099  $   102,794  $   291,574
Cost of food and beverage          37,065      121,995       76,845      207,861
Rent                                9,168       32,063       16,662       47,421
Utilities                          14,739       34,752       15,949       38,581
Property taxes                      2,550        7,810        2,632        7,876
Property insurance                  2,286        6,809        2,061        6,716
Other operating expenses           11,696       48,032       19,575       54,375
                               ----------   ----------   ----------   ----------

                              $   127,628  $   427,560  $   236,518  $   654,404
                               ==========   ==========   ==========   ==========

There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partner and its affiliates. These expenses, which are based on usage, are telephone, data processing, rent of administrative office and administrative salaries. Management believes that the methods used to allocate shared administrative expenses are accurate.

The following additional material contingencies are required to be restated in interim reports under federal securities law: None.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                               SEPTEMBER 30, 1998

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Partnership has current assets of $525,681 and current liabilities of $224,186 creating an operating reserve of $301,495. Distributions to the limited partners have been suspended to replenish the operating reserves.

         The Partnership expended for renovations and replacements $71,679 which is equal to 3.5% of guest room revenue (of which $20,173 was capitalized) during the period covered by this report. Included in these expenditures was $15,173 for guest room carpet replacement, $5,000 for new faces on the restaurant signs, $6,660 for replacement air-conditioners, $5,200 for pool deck repairs, $5,491 for replacement chairs and $18,915 for roof repairs.

RESULTS OF OPERATIONS

         The following is a comparison of operating results for the nine month periods ended September 30, 1998 and September 30, 1997.

         Total income decreased $31,735 or 1.3%. Hotel room revenues increased $132,102 or 6.9%, due to a slight increase in guest room occupancy from 72.0% in 1997 to 73.0% in 1998 and an increase in the average room rate from $66.23 in 1997 to $69.88 in 1998. The $164,269 or 33.0% decrease in restaurant revenue was due to a reduction in the restaurant hours of operations from 16 hours daily to 7 hours daily.

         Total expenditures decreased $130,222 or 5.4%. Restaurant expenses decreased $226,844 or 34.7%. This decrease is associated with the decrease in restaurant hours of operation. Hotel operating expenses increased $64,609 or 4.7%. Maintenance and repair expenses increased due to Holiday Inn inspection standards requirements. Allocated expenses increased due to legal fees associated with the proposed sale of the hotel.

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

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                         SEPTEMBER 30, 1998 (Continued)

         In 1996 the computers used by the Partnership at the Managing General Partner's offices in Sacramento were updated. In the process of updating its hardware and software, the Managing General Partner eliminated any potential Year 2000 problem with respect to such computers. Similarly, the Managing General Partner does not anticipate any material Year 2000 problem with the computers in use at the motel. The Managing General Partner has not investigated and does not know whether any Year 2000 problems may arise from its third party vendors. Because the motel is a "budget" motel, the Partnership's most significant vendors are its utility providers and banks. To the extent banking services, utility services and other goods and services are unavailable as a result of Year 2000 problems with the computer systems of such vendors or otherwise, the ability of the Partnership to conduct business at its motels would be compromised. No contingency plans have been developed in this regard.

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





                                         FAMOUS HOST LODGING V, L.P.

11-14-98                             By /S/ Philip B. Grotewohl
--------                               ----------------------------------
  Date                                 Philip B. Grotewohl,
                                       Chairman of Grotewohl Management
                                       Services, Inc.,
                                       Managing General Partner

11-14-98                              By /S/ Philip B. Grotewohl
--------                                ---------------------------------
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