Form 10-K
period 1998-12-31
FAMOUS HOST LODGING V LP
filed 1999-04-13
CIK 737876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                         Commission file number 0-14540

                           FAMOUS HOST LODGING V, L.P.
             (Exact name of registrant as specified in its charter)

                     California                     94-2933595
          (State or other jurisdiction of     (I.R.S. Employer Iden-
            incorporation organization)           tification No.)

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

Substantially all of the net proceeds of the public offerings were expended for or committed to the acquisition and/or development of two lodging/restaurant properties, located in Barstow, California and San Francisco, California, respectively. In 1989 the Partnership sold its interest and development rights in its San Francisco property to another developer rather than completing the purchase and development of the property itself. The Partnership has received the consent of its limited partners (the "Limited Partners") to the sale of the Barstow property. See Item 4 hereof. However, as part of the arbitration proceeding commenced against the Partnership by its landlord (see Item 3 hereof), the Partnership has been unable to obtain the consent of the landlord to the transfer of the land lease, which is a condition to the consummation of the sale transaction. The Partnership and the buyer for the property have informally agreed to the extension of the purchase agreement to the later of April 30, 1999 or 30 days following the receipt of the decision in the arbitration. Furthermore, the Partnership has been unable to reach agreement with Holiday Inn as to the early termination of the franchise agreement. If the arbitration is decided in favor of the Partnership, or if the decision is in favor of the landlord but for limited damages, and if the Partnership is able to reach an agreement with Holiday Inn, it is likely, although not certain, that the sale would proceed on the terms approved by the Limited Partners. Otherwise, it is possible that the sale might not occur, in which event the Partnership would likely solicit purchase bids for the property from other parties.

In all events, if the property is sold then at such time as the property is sold the Partnership would be dissolved under California law and, upon completion of its winding-up activities, the Partnership would be terminated.

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

(b)  Operation of the Hotel and Restaurant

Brown and Grotewohl, a California general partnership which is an affiliate of the Managing General Partner (the "Manager"), manages and operates the Partnership's hotel and restaurant. The Manager's management responsibilities include, but are not limited to, the supervision and direction of the Partnership's employees who operate the hotel and restaurant, the establishment of room rates and the direction of the promotional activities of the
Partnership's employees. In addition, the Manager directs the purchase of replacement equipment and supplies, maintenance activity and the engagement or selection of all vendors, suppliers and independent contractors. The Partnership's financial activities are performed by the individual motel staffs and a centralized accounting staff, all of which work under the direction of the Manager. Together, these staffs perform all bookkeeping duties in connection with the hotel and restaurant, including all collections and all disbursements to be paid out of funds generated by hotel operations or otherwise supplied by the Partnership.

As of December 31, 1998, the Partnership employed a total of 70 persons, either full or part-time at the Barstow hotel and restaurant, including 13 desk clerks, 25 housekeeping and laundry personnel, four maintenance personnel, one general manager, 12 cooks and dishwashers, 11 servers and bus persons, three bartenders and one restaurant manager. In addition, and as of the same date, the Partnership employed 10 persons in administrative positions at its central office in Sacramento, California, all of whom worked for the Partnership on a part-time basis. They included accounting, investor service, sales and marketing and hotel supervisory personnel, an attorney, secretarial personnel, and purchasing personnel, including David Grotewohl, son of Philip Grotewohl, whom the Partnership employs as Director of Operations and as an attorney, and, until April 30, 1998, Mark Grotewohl, whom the Partnership employed as marketing and sales director.


(c)  Competition

As discussed in greater detail below, the Partnership faces competition from hotels and motels of varying quality and size, including other mid-range hotels and motels which are part of nationwide chains and which have access to nationwide reservation systems.

Item 2.  PROPERTIES

Barstow

On May 10, 1984, the Partnership entered into a long-term lease of 3.05 acres of unimproved land located on East Main Street in Barstow, California. The leasehold is located within a 15-acre parcel which was developed as a lodging, restaurant, retail and theater complex known as "Barstow Station Too!". The Barstow hotel is the only hotel or motel included in the complex. The original term of the lease is for 50 years with lessee's option to renew for three additional 10-year periods.

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

The leases provide that the improvements constructed by the Partnership on the leased premises will remain the property of the Partnership during the lease term but that upon expiration of the leases, title to any such improvements will pass to the lessor.

In 1998, the Partnership incurred a total of $294,417 in rent expense for its Barstow hotel site and restaurant facility. See Item 3 hereof. In addition, the Partnership pays all property taxes and assessments for each leaseshold site.

The Barstow hotel achieved the following average occupancy rates and average room rates during 1998, 1997 and 1996.

                                    Annual Averages
                           1998           1997         1996
                      -------------------------------------------
Average Occupancy          67.9%         68.6%         71.1%
Rate
Average Room Rate         $70.90         $66.30       $64.63

The following lodging facilities provide direct and indirect competition to the Partnership's Barstow hotel:

                                                           APPROXIMATE
                                        NUMBER              DISTANCE
             FACILITY                  OF ROOMS          FROM THE HOTEL
       ----------------------------------------------------------------
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

Item 3.  LEGAL PROCEEDINGS

Fred Rosenberg, d.b.a. Barstow Station, Too!, the Partnership's landlord (the "Lessor" ) has served upon the Partnership a Demand for Arbitration, dated September 24, 1998. In the demand, the Lessor has asked for (i) a declaration that the Partnership is in violation of the lease in that the Partnership's restaurant is not open for lunch (the Lessor alleging that this practice is not customary for businesses of like character in Barstow and that the lease requires the Partnership to operate the restaurant in such alleged customary fashion) and that the meeting and banquet rooms are not being operated for lunch; and (ii) damages in an amount to be proved but believed to be at least $250,000. On October 23, 1998 the Partnership transmitted its answer to the demand and the Partnership and the Managing General Partner transmitted a counterclaim praying for a dismissal of the Lessor's demand, compensatory damages for the Lessor's breach of the implied covenant of good faith and fair dealing contained in the lease, a declaration that no violation of the lease has occurred, and damages equal to reasonable attorneys' fees and costs. The counterclaim alleges that the Lessor breached his implied covenant of good faith and fair dealing by leasing nearby property to the Sizzler Restaurant and Taco Bell, and that the changes in operating policies were dictated by changes economic circumstances since the lease was executed more than 14 years ago and by the Lessor's actions in leasing nearby property to direct competitors.

The arbitration proceeding is scheduled to commence on April 12, 1999 in San Bernardino County, California.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During November 1998 the Partnership submitted to the Limited Partners a consent solicitation statement soliciting the consent of the Limited Partners to (i) the sale of the Partnership's Barstow hotel and related assets at an aggregate purchase price of $4,100,000, and (ii) the dissolution and termination of the Partnership. The Limited Partners consented to such sale by majority vote. No meeting was held in connection with the solicitation of consents. The result of the solicitation was as follows: In favor, 7,245; opposed, 526; and not voting, 1,251. A determination as to whether or not the Partnership's hotel and relate personal property will be sold on the terms set forth in such solicitation statement will not be made until resolution of the arbitration proceeding brought by the Lessor and resolution of the issues surrounding the early termination of the Partnership's franchise. See Item 1 and Item 3 above.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

The Units are not freely transferable and no public market in the Units has developed or is expected to develop.

Holders

As of December 31, 1998 a total of 1,794 investors held Units in the Partnership.

Distributions

Cash distributions are made from Cash Available for Distribution, defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") as Cash Flow, less adequate cash reserves for obligations of the Partnership for which there is no provision. Cash Flow means cash funds provided from operations of the Partnership, without deduction for depreciation, but after deducting cash funds used to pay or provide for the payment of debt service, capital improvements and replacements and the operating expenses of the property and the Partnership. Of the Cash Available for Distribution in any year, the General Partners will receive 10% thereof, of which 9% will constitute a fee for managing the Partnership and 1% will be
attributable   to  their   interest   in  the   profits   of  the   Partnership.
Notwithstanding the preceding, the General Partners will not receive any distributions of Cash Available for Distribution in any year in which the Limited Partners do not receive distributions of Cash Available for Distribution in an amount at least equal to a 14% cumulative return on their adjusted capital contributions.

The Partnership's distributions of Cash Available for Distribution during the two most recent fiscal years were as follows:

                                    Total         Amount
                   Date         Distribution     Per Unit
                 ----------------------------------------
                 02/15/97          $83,002        $9.20
                 05/15/97          $83,002        $9.20
                 08/15/97          $83,002        $9.20
                 11/15/97          $83,002        $9.20
                 02/15/98          $83,002        $9.20

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

Item 6.  SELECTED FINANCIAL DATA

Following are selected financial data for the Partnership for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                          FAMOUS HOST LODGING V, L. P.

Item 6. Selected Financial Data

                                   Years Ended December 31:
                     ----------------------------------------------------------
                        1998        1997        1996        1995        1994
                     ----------  ----------  ----------  ----------  ----------



Guest room income    $2,599,166  $2,458,115  $2,489,982  $2,466,338  $2,526,730
Restaurant income       422,079    $690,622    $655,746    $636,141    $701,900
Interest income           6,879      $6,938      $9,131     $11,825     $13,899
Net income (loss)       160,383    ($45,074)    $14,787     $78,676    $188,470


Per Partnership Unit:
   Cash distributions     $9.20      $36.80      $36.80      $36.80      $34.40
   Net income (loss)     $17.60      $(4.95)      $1.62       $8.63      $20.68



                                            December 31:
                     ----------------------------------------------------------
                        1998        1997        1996        1995        1994
                     ----------  ----------  ----------  ----------  ----------


Total assets         $2,476,898  $2,430,463  $2,815,123  $3,127,918  $3,411,671
Long-term debt            -           -           -           -           -

(1) On an annual basis, to the extent cash distributions exceed net income, Limited Partners receive a return of capital rather than a return on capital. However, an annual analysis will be misleading if the Limited Partners do not receive their investment back upon liquidation of the Partnership. For investors who purchased their Units directly from the Partnership, the original investment was $1,000 per Unit, cumulative allocations of income through December 31, 1998 were approximately $55 per Unit, and cumulative distributions through December 31, 1998 were approximately $647 per Unit. Investors who did not purchase their Units directly from the Partnership must consult with their own advisors in this regard.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The Partnership's primary source of liquidity is its cash flow from operations. The Partnership had as of December 31, 1998 current assets of $457,929, current liabilities of $145,818 and, therefore, an operating reserve of $312,111. The Partnership Agreement requires reserves equal to 5% of the adjusted capital accounts, which are approximately $5,536,000. Current reserves are above this $276,800 required reserve.

During the fiscal year ended covered by this report, the Partnership expended $114,523 for renovations and replacements, of which $50,906 was capitalized. The expenditures included $7,221 for chairs and sleep sofas, $11,541 for pool refurbishing, $17,188 for guestroom carpet, $29,076 for telephone equipment, $7,478 for lamp and ballast upgrades, $18,915 for roof repairs and $6,660 for replacement air-conditioning equipment.

During the fiscal year ended December 31, 1997, the Partnership expended $103,300 for renovations and replacements, of which $50,387 was capitalized. The expenditures included $25,714 for desk chairs, chairs and sleep sofas, $19,721 for parking lot repairs, $12,341 for guestroom carpet, $6,200 for security equipment, $7,478 for lamp and ballast upgrades, $5,700 for roof repairs and $7,132 for restaurant signage.

The Managing General Partner believes that the Partnership's ability to generate sufficient cash to satisfy its normal cash needs is adequate. However, if the arbitrators were to grant a substantial award to the Lessor (see Item 3 hereof) it is possible that the Partnership would not have sufficient cash to pay such award. Accordingly, whether or not Partnership will have adequate liquidity is dependent upon the results of the arbitration, as to which no predictions can be made.

As discussed in Items 1, 3 and 4 hereof, the Partnership has received the approval of the Limited Partners to the sale of its hotel for a cash purchase price of $4,100,000. However, when or even if the hotel will be sold is contingent upon the results of the arbitration proceeding as well as the results of the negotiations with Holiday Inn respecting the early termination of the Partnership's franchise. In the event that the hotel is sold, upon closing of the sale transaction the Partnership would be dissolved. Thereafter, the Partnership would wind-up its activities, and upon conclusion of the winding-up process would be terminated. If the hotel is not sold, the Partnership would continue to own and operate the hotel, assuming its liquidity with respect thereto is adequate.

Results of Operations

Combined Financial Results

The following tables summarize the Partnership's operating results for the fiscal years ended December 31, 1996, 1997 and 1998 on a combined basis. Individual hotel and restaurant results follow in separate subsections. The income and expense numbers in the following table are shown on an accrual basis and other payments on a cash basis. Total expenditures and debt service include the operating expenses of the motel, together with the cost of capital improvements.

                                         Average         Average
                                          Hotel           Hotel
                                        Occupancy         Room
          Fiscal Year Ended:               Rate           Rate
          ------------------------------------------------------
          December 31, 1996               71.1%          $64.63

          December 31, 1997               68.6%          $66.30

          December 31, 1998               67.9%          $70.90


                                                 Total          Partnership
                            Total             Expenditures       Cash Flow
   Fiscal Year Ended:      Revenues         and Debt Service        (1)
   -------------------------------------------------------------------------
   December 31, 1996         $3,257,416        $2,961,860        $295,556

   December 31, 1997         $3,250,726        $3,063,793        $186,933

   December 31, 1998         $3,124,497        $2,769,218        $355,279

        (1) (1) While Partnership Cash Flow as it is used here is not an amount found in the financial statements, the Managing General Partner believes it is the best indicator of the annual change in the amount, if any, available for distribution to the Limited Partners because it tracks the definition of the term "Cash Flow" as it is used in the Partnership Agreement. These calculations are reconciled to the financial statements in the following table.

Following is a reconciliation of Total Expenditures and Debt Service as used above to Total Expenses as shown ion the Statement of Operations (in the audited financial statements):

                                           1998         1997        1996
                                        ------------------------------------
Total Expenditures and Debt Service     $2,769,218   $3,063,793   $2,961,860
Net Additions to Fixed Assets              (50,906)     (50,387)     (29,643)
Depreciation and Amortization              245,802      281,791      299,764
Other Items                                      0          603       10,648
                                        ------------------------------------
Total Expenses                          $2,964,114   $3,295,800   $3,242,629
                                        ====================================

A  reconciliation  of Partnership Cash Flow (from the chart above) to Net Income
(Loss) as shown on the Statements of Operations (in the audited financial statements) is as follows:

                                           1998         1997        1996
                                        ------------------------------------
Partnership Cash Flow                     $355,279     $186,933     $295,556
Net Additions to Fixed Assets               50,906       50,387       29,643
Depreciation and Amortization             (245,802)    (281,791)    (299,764)
Other Items                                      0         (603)     (10,648)
                                        ------------------------------------
Net Income                                $160,383     ($45,074)     $14,787
                                        ====================================

The following is a reconciliation of the Partnership Cash Flow (shown above) to the aggregate total of Cash Flow from Hotel Operations (shown in the succeeding subsection) and the Total Restaurant Net Loss (shown in the second succeeding subsection).

                                                 1998       1997       1996
                                             ---------------------------------
Cash Flow from Hotel Operations                 $500,723   $408,473   $467,476
Total Restaurant Net Loss                       (152,503)  (231,552)  (182,081)
                                             ---------------------------------
Aggregate Cash Flow from Property Operations    $348,220   $176,921    285,395
Interest on Cash Reserves                          6,879      6,938      9,131
Other Income (net of Other Expenses) not
  allocated to the property                          180      3,074      1,030
                                             ---------------------------------
Partnership Cash Flow                           $355,279   $186,933   $295,556
                                             =================================

Hotel Operations

The following table summarizes the operating results of the hotel for the fiscal years ended December 31, 1998, 1997, and 1996. Total expenditures include the operating expenses of the hotel, together with the cost of capital improvements and those Partnership expenses properly allocable to such hotel.

                                                                Cash Flow
                                                                   from
                                 Total            Total            Hotel
   Fiscal Year Ended:           Revenues      Expenditures      Operations
   ------------------------------------------------------------------------
   December 31, 1996           $2,591,465      $2,123,989        $467,476

   December 31, 1997           $2,553,167      $2,144,694        $408,473

   December 31, 1998           $2,694,539      $2,193,816        $500,723

The Partnership's hotel achieved a $141,372 or 5.5% increase in total revenues during the fiscal year covered by this report as compared to the previous fiscal year. The decrease in average occupancy rate from 68.6% in 1997 to 67.9% in 1998 was offset by an increase in the average daily rate from $66.30 in 1997 to $70.90 in 1998. The occupancy generated by the military/government market segment declined while occupancy from the corporate and leisure market segments increased.

The Partnership's hotel experienced a $38,298 or 1.5% decrease in total revenues during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. The decrease in average occupancy rate from 71.1% in 1996 to 68.6% in 1997 was partially offset by an increase in the average daily rate from $64.63 in 1996 to $66.30 in 1997. The occupancy generated by the group market segments declined while occupancy by the other market segments stayed about the same. The average room rate for all market segments increased due to rate increases.

The Barstow hotel's total expenditures increased $49,122 or 2.3% during the fiscal year covered by this report as compared to the previous fiscal year. This included increases of $7,371 for additional billboards, $17,680 for central overhead allocation, $16,868 for housekeeping wages, $60,862 for legal fees and $11,223 for renovations and replacements. These increases were partially offset by reductions of $15,648 in security services, $7,068 in telephone charges and $11,754 in maintenance wages.

The Barstow hotel's total expenditures increased $20,705 or 1.0% during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. This included increases of $7,855 for additional billboards, $9,139 for central overhead allocation, $8,776 for travel agent commissions, $8,145 for legal fees and $43,879 for renovations and replacements. These increases were partially offset by reductions of $34,243 in security services.

Restaurant Operations

The following table summarizes the operating results of the restaurant for the fiscal years ended December 31, 1998, 1997, and 1996:

                             1998              1997              1996
                             ----              ----              ----
Food Sales                 $341,153  100.0%  $533,750  100.0%  $506,255  100.0%
Cost of Food Sales         (139,857) -41.0%  (229,820) -43.1%  (203,022) -40.1%
                          ---------         ---------         ---------
Gross Profit from
 Food Sales                $201,296   59.0%  $303,930   56.9%   303,233   59.9%

Beverage Sales               80,926  100.0%   156,871  100.0%   149,490  100.0%
Cost of Beverages Sold      (24,720) -30.5%   (50,488) -32.2%   (50,866) -34.0%
                          ---------         ---------         ---------
Gross Profit from
 Beverage Sales             $56,206   69.5%  $106,383   67.8%    98,624   66.0%

                          ---------         ---------         ---------
Combined Gross Profit      $257,502   61.0%  $410,313   59.4%   401,857   61.3%
Restaurant Operating
 Expenses                  (410,005) -97.1%  (641,865) -92.9%  (583,938) -89.0%
                          ---------         ---------         ---------

Total Restaurant Net Loss ($152,503) -36.1% ($231,552) -33.5% $(182,081) -27.8%
                          =========         =========         =========

The Partnership's restaurant at the Barstow Holiday Inn achieved a $79,049 or 34.1% decrease in its net loss during the fiscal year covered by this report as compared to the previous fiscal year. Effective February 23, 1998, the restaurant hours were reduced to seven hours per day. Losses are about $50,000 greater than planned as full time restaurant management was retained pending resolution of a lawsuit between the landlord and the Partnership. The landlord contends that the reduced hours are a violation of the restaurant lease. See
Item 4 above.

The Partnership's restaurant at the Barstow Holiday Inn experienced a $49,471 or 27.2% increase in its net loss during the fiscal year ended December 31, 1997 as compared to the previous fiscal year. There was an effort to increase restaurant sales, but the costs rose faster than revenue.

Other Financial Information

In 1996 the computers used by the Partnership at the Managing General Partner's offices in Sacramento were updated. In the process of updating its hardware and software, the Managing General Partner eliminated any potential Year 2000 problem with respect to such computers. Similarly, the Managing General Partner does not anticipate any material Year 2000 problem with the computers at the motel. The Managing General Partner has not investigated and does not know whether any Year 2000 problem may arise from its third party vendors. Because the motel is a "budget" motel, the Partnership's most significant vendors are its utility providers and banks. To the extent banking services, utility services and other goods and services are unavailable as a result of Year 2000 problems with the computer systems of such vendors or otherwise, the ability of the Partnership to conduct business at its motel would be compromised. No contingency plans have been developed in this regard.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes to Financial Statements attached hereto at pages F-1 through F-14.

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                              FINANCIAL STATEMENTS

                          FAMOUS HOST LODGING V, L. P.

                             SACRAMENTO, CALIFORNIA

                                DECEMBER 31, 1998

Item 8: Financial Statements



                          FAMOUS HOST LODGING V, L. P.

                          INDEX OF FINANCIAL STATEMENTS



                                                                  Pages


    Report of Independent Certified Public Accountants             F-3

    Balance Sheets, December 31, 1998 and 1997                     F-4

    Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996                             F-5

    Statements of Partners' Equity for the years ended
      December 31, 1998, 1997 and 1996                             F-6

    Statements of Cash Flows for the years ended                   F-7 to
      December 31, 1998, 1997 and 1996                             F-8

    Notes to Financial Statements                                  F-9 to
                                                                   F-14












Note: All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
Famous Host Lodging V, L. P.

We have audited the accompanying balance sheets of Famous Host Lodging V, L. P., a California limited partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Famous Host Lodging V, L. P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Notes 10 and 11 in the financial statements, the Partnership has entered into an agreement to sell the Partnership's properties. If the property is sold then at such time the Partnership will be dissolved.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern until such time as the property is sold. As discussed in Note 11 to the financial statements, the Partnership is involved in arbitration proceedings in connection with the land lease. The uncertainty of the outcome of these proceedings raises sustantial doubt as to the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VOCKER KRISTOFFERSON AND CO.


February 4, 1999
San Mateo, California

                          FAMOUS HOST LODGING V, L. P.
                       (A California Limited Partnership)
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                     ASSETS
                                                           1998         1997
                                                        ----------   ----------
Current Assets:
 Cash and temporary investments
  (Notes 1, 3, 9 and 10)                                $  370,184   $  146,113
 Accounts receivable                                        20,431       32,624
 Other receivables (Note 10)                                36,286         -
 Prepaid expenses                                           31,028       37,862
                                                        ----------   ----------
  Total Current Assets                                     457,929      216,599
                                                        ----------   ----------
Property and Equipment (Notes 2 and 4):
 Building                                                4,077,604    4,077,604
 Furniture and equipment                                 1,342,104    1,294,151
                                                        ----------   ----------
                                                         5,419,708    5,371,755
 Accumulated depreciation and amortization              (3,433,032)  (3,190,183)
                                                        ----------   ----------
  Property and Equipment, Net                            1,986,676    2,181,572
                                                        ----------   ----------

Other Assets                                                32,294       32,294
                                                        ----------   -----------

   Total Assets                                         $2,476,899   $2,430,465
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities               $  136,999   $  165,909
 Due to related parties                                      8,819       10,856
                                                        ----------   ----------

  Total Liabilities                                        145,818      176,765
                                                        ----------   ----------
Contingent Liabilities and Lease Commitments
 (Notes 5, 6 and 11)                                          -            -

Partners' Equity:
 Limited Partners; 10,000 units authorized,
    9,022 units issued and outstanding                   2,326,092    2,250,315
 General Partners                                            4,989        3,385
                                                        ----------   ----------
  Total Partners' Equity                                 2,331,081    2,253,700
                                                        ----------   ----------

   Total Liabilities and Partners' Equity               $2,476,899   $2,430,465
                                                        ==========   ==========

                 See accompanying notes to financial statements.

                          FAMOUS HOST LODGING V, L. P.
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS

                                                  Years Ended December 31:
                                             ----------------------------------
                                                 1998       1997        1996
                                             ----------  ----------  ----------
Income:
 Guest room                                  $2,599,166  $2,458,115  $2,489,982
 Restaurant                                     422,079     690,622     655,746
 Telephone and vending                           38,513      55,707      65,512
 Interest                                         6,879       6,938       9,131
 Other                                           57,860      39,344      37,045
                                             ----------  ----------  ----------
  Total Income                                3,124,497   3,250,726   3,257,416
                                             ----------  ----------  ----------
Expenses:
 Hotel operations (exclusive of depreciation
  shown separately below) (Notes 5, 6 and 7)  1,858,635   1,886,822   1,900,900
 Restaurant operations (exclusive
  of depreciation shown separately below)
  (Note 5, 6, and 7)                            553,878     887,991     800,817
 General and administrative (Note 5)             99,601      77,356      78,787
 Depreciation and amortization (Note 2)         245,802     281,791     299,764
 Legal settlement and related legal fees         21,368       -           -
 Legal fees related to pending sale              29,401       -           -
 Property management fees (Note 5)              155,429     161,840     162,361
                                             ----------  ----------  ----------
  Total Expenses                              2,964,114   3,295,800   3,242,629
                                             ----------  ----------  ----------

   Net Income (Loss)                         $  160,383  $  (45,074) $   14,787
                                             ==========  ==========  ==========

Net Income (Loss) Allocable to
 Limited Partners                              $158,779    $(44,623)    $14,639
                                               ========    ========     =======
Net Income (Loss) Allocable to
 General Partners                                $1,604       $(451)       $148
                                                 ======       =====        ====
Net Income (Loss) Per Partnership
 Unit (Note 1)                                   $17.60      $(4.95)      $1.62
                                                 ======       =====       =====
Distributions to Limited Partners Per
   Partnership Unit (Note 1)                      $9.20      $36.80      $36.80
                                                  =====      ======      ======









                 See accompanying notes to financial statements.

                          FAMOUS HOST LODGING V, L. P.
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY


                                                  Years Ended December 31:
                                             ----------------------------------
                                                 1998       1997        1996
                                             ----------  ----------  ----------

Limited Partners:
 Balance, beginning of year                  $2,250,315  $2,626,948  $2,944,319
 Net income (Loss)                              158,779     (44,623)     14,639
 Less: Cash distribution to limited partners    (83,002)   (332,010)   (332,010)
                                             ----------  ----------  ----------
  Balance, End of Year                        2,326,092   2,250,315   2,626,948
                                             ----------  ----------  ----------

General Partners:
 Balance, beginning of year                       3,385       3,836       3,688
 Net income (Loss)                                1,604        (451)        148
                                             ----------  ----------  ----------
  Balance, End of Year                            4,989       3,385       3,836
                                             ----------  ----------  ----------

  Total Partners' Equity                     $2,331,081  $2,253,700  $2,630,784
                                             ==========  ==========  ==========




























                 See accompanying notes to financial statements.

                          FAMOUS HOST LODGING V, L. P.
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31:
                                             ----------------------------------
                                                 1998       1997        1996
                                             ----------  ----------  ----------

Cash Flows From Operating Activities:
 Received from hotel and restaurant
  operations                                 $3,129,811  $3,237,065  $3,255,807
 Expended for hotel and restaurant
  operations and general and
  administrative expenses                    (2,778,711) (2,963,719) (2,942,661)
 Interest received                                6,879       8,651       8,216
                                             ----------  ----------  ----------
  Net Cash Provided by Operating Activities     357,979     281,997     321,362
                                             ----------  ----------  ----------

Cash Flows From Investing Activities:
 Proceeds from sale of property and
  equipment                                        -            230         500
 Purchases of property and equipment            (50,906)    (50,387)    (29,643)
                                             ----------  ----------  ----------
  Net Cash Used by Investing Activities         (50,906)    (50,157)    (29,143)
                                             ----------  ----------  ----------

Cash Flows From Financing Activities:
 Distributions paid to limited partners         (83,002)   (332,010)   (332,010)
                                             ----------  ----------  ----------
  Net Cash Used by Financing Activities         (83,002)   (332,010)   (332,010)
                                             ----------  ----------  ----------

  Net Increase (Decrease) in Cash
   and Temporary Investments                    224,071    (100,170)    (39,791)
Cash and Temporary Investments:
 Beginning of year                              146,113     246,283     286,074
                                             ----------  ----------  ----------

  End of Year                                $  370,184   $ 146,113  $  246,283
                                             ==========   =========  ==========













                 See accompanying notes to financial statements.

                          FAMOUS HOST LODGING V, L. P.
                       (A California Limited Partnership)
                      STATEMENTS OF CASH FLOWS (Continued)


                                                  Years Ended December 31:
                                             ----------------------------------
                                                 1998       1997        1996
                                             ----------  ----------  ----------

Reconciliation of Net Income (Loss) to Net
 Cash Provided by Operating Activities:

  Net income (loss)                          $  160,383  $  (45,074)   $ 14,787
                                             ----------  ----------  ----------

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization               245,802     281,791     299,764
    (Gain) loss on disposition of property
     and equipment                                 -         59,047        (500)
    (Increase) decrease in accounts
     receivable                                  12,193      (8,093)      6,607
    Increase in other receivables               (36,286)       -           -
    (Increase) decrease in prepaid expenses       6,834       1,900      (3,724)
    Increase (decrease) in accounts payable
     and accrued liabilities                    (28,910)    (18,108)      4,106
    Increase (decrease) in due to
     related parties                             (2,037)     10,534         322
                                             ----------  ----------  ----------
     Total Adjustments                          197,596     327,071     306,575
                                             ----------  ----------  ----------

     Net Cash Provided By
      Operating Activities                   $  357,979  $  281,997  $  321,362
                                             ==========  ==========  ==========


















                 See accompanying notes to financial statements.

                          FAMOUS HOST LODGING V, L. P.
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Famous Host Lodging V, L.P. is a limited partnership organized under California law on January 17, 1984, to acquire and/or develop and operate hotel properties in the State of California. The term of the Partnership expires December 31, 2023, and may be dissolved earlier under certain circumstances (see Note 12). On February 13, 1991 the Partnership Agreement was amended to change the name of the Partnership from "Super 8 Lodging V, Ltd." to "Famous Host Lodging V, L.P." The hotel in Barstow, California was opened in December 1985. In 1987 the Partnership commenced operation of a family restaurant and cocktail lounge immediately adjacent to the hotel. The Partnership grants credit to customers, substantially all of which are local businesses.

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

The partnership agreement requires that the Partnership maintain working capital reserves for normal repairs, replacements, working capital and contingencies in an amount of at least 5% of gross proceeds of the public offering of units as adjusted for distributions of sales proceeds ($276,799 at December 31, 1998). As of December 31, 1998, the Partnership had working capital of $312,111.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Items of Partnership income or loss are passed through to the individual partners for income tax purposes, along with any income tax credits. Therefore, no federal or California income taxes are provided for in the financial statements of the Partnership..

Property and equipment are recorded at cost. Depreciation and amortization are computed using the following estimated useful lives and methods:

         Description                  Methods                  Useful Lives
     -----------------------      ----------------------       ------------
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

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 3 - CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments as of December 31, 1998 and 1997 consist of the following:
                                                         1998        1997
                                                      ---------   ---------
    Cash in bank                                      $  44,385   $  71,809
    Money market accounts                               325,799      74,304
                                                      ---------   ---------
        Total Cash and Temporary Investments          $ 370,184   $ 146,113
                                                      =========   =========

Temporary investments are recorded at cost, which approximates market value. The Partnership considers temporary investments and all highly liquid marketable securities with original maturities of five months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of the accumulated depreciation and amortization of property and equipment:
                                                         1998         1997
                                                      ----------   ----------
        Building                                      $2,345,614   $2,196,453
        Furniture and equipment                        1,087,418      993,730
                                                      ----------   ----------
                                                      $3,433,032   $3,190,183
                                                      ==========   ==========

The following is a summary of the federal income tax basis as of December 31, 1998:
        Building                                      $4,470,012
        Furniture and equipment                        1,289,698
                                                      ----------
                                                       5,269,710
Less accumulated depreciation                          4,076,523
                                                      ----------
                                                      $1,193,187
                                                      ==========

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

Property Management Fees
The General Partners, or their affiliates, handle the management of the hotel property of the Partnership. The fee for this service is 5% of the gross revenues from Partnership operations, as defined in the partnership agreement, and amounted to $155,429 in 1998, $161,840 in 1997 and $162,361 in 1996.

Subordinated Distributions to General Partners
During the Partnership's operational stage, the General Partners are to receive an aggregate of 10% of Partnership distributions from cash available for distribution, of which 9% will constitute a fee for managing the Partnership and 1% will be on account of their interest in the income and losses of the Partnership. These distributions are subordinated, however, to payment to each Limited Partner during such year of distributions from cash available for distribution equal to a 14% per annum non-cumulative return on his adjusted capital contribution. Through December 31, 1998, the Limited Partners have not received a 14% non-cumulative return in any year, therefore no distributions have been made or have accrued to the General Partners.

Subordinated Incentive Distributions
Under the terms of the partnership agreement, the General Partners are to receive an aggregate of 15% of Partnership distributions of net proceeds from the sale or refinancing of Partnership properties. The aggregate distribution of 15% is composed of a 14% subordinated incentive fee as additional compensation for services rendered by the General Partners and the 1% on account of their interest in the income and losses of the Partnership. These distributions are subordinated, however, to net proceeds from the sale or refinancing of Partnership properties remaining after distribution to the Limited Partners of any portion thereof required to cause distributions to the Limited Partners from all sources to be equal to their capital contributions plus 10% per annum cumulative return on their adjusted capital contributions. At December 31, 1998, the Limited Partners had not received the 10% per annum cumulative return, and accordingly, no such proceeds have been distributed to the General Partners.

Administrative Expenses Shared by the Partnership and Its Affiliates
There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partners and their affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of the administrative office, and administrative salaries. Management believes that the methods used to allocate shared administrative expenses are reasonable. The administrative expenses allocated to the Partnership were approximately $247,000 in 1998, $230,000 in 1997 and $225,000 in 1996 and are
included in general and administrative expenses and hotel and restaurant operations expenses in the accompanying statements of operations. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the fifty percent stockholder of Grotewohl Management Services, Inc. (see Note 1), the General Partner.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - LEASE COMMITMENTS

The Partnership leases 3.05 acres of land in Barstow, California for a term of 50 years beginning in 1984. The Partnership has the right to extend the lease for three consecutive periods of ten years each. The base rent payments are subject to annual upward or downward adjustments based on changes in the Consumer Price Index. (See also note 11.)

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

Rental expense under these leases incurred by the Partnership amounted to $294,417 in 1998, $299,375 in 1997 and $299,569 in 1996. Such amounts are included in hotel and restaurant operations expense in the accompanying statements of operations.

Future lease commitments at December 31, 1998, using the current minimum monthly amounts, are as follows:

   Years Ended                           Hotel Land    Restaurant
   December 31:                            Lease         Lease          Total
   ------------                          ----------    ----------    ----------
     1999                                $  166,536    $  118,404    $  284,940
     2000                                   166,536       118,404       284,940
     2001                                   166,536       118,404       284,940
     2002                                   166,536       118,404       284,940
     2003                                   166,536       118,404       284,940
     2003-2034                            5,245,884       947,232     6,193,116
                                         ----------   -----------    ----------

   Total minimum future lease payments   $6,078,564    $1,539,252    $7,617,816
                                         ==========    ==========    ==========

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 6 - HOTEL AND RESTAURANT OPERATING EXPENSES

The following table summarizes the major components of hotel and restaurant operating expenses for the following years:
                                                1998        1997        1996
                                             ----------  ----------  ----------
Hotel operating expenses:
 Salaries and related expenses               $  476,895  $  473,267  $  464,624
 Rent                                           249,347     235,753     238,538
 Franchise, advertising and reservation fees    185,342     175,932     179,762
 Utilities                                      142,254     151,979     155,573
 Allocated costs, mainly indirect salaries      197,696     186,004     184,064
 Renovations and replacements                    63,617      52,913      40,926
 Maintenance expenses                           107,682     106,149     125,157
 Property taxes                                  64,014      63,790      65,322
 Property insurance                              41,564      43,021      41,984
 Other operating expenses                       330,224     398,014     404,950
                                             ----------  ---------- -----------

 Total hotel operating expenses              $1,858,635  $1,886,822  $1,900,900
                                             ==========  ==========  ==========

Restaurant operating expenses:
 Salaries and related expenses               $  227,896  $  393,229  $  343,962
 Cost of food and beverage                      164,578     287,070     253,888
 Rent                                            46,886      65,302      63,068
 Utilities                                       43,575      49,693      48,678
 Property taxes                                  10,315      10,504      11,551
 Property insurance                               8,863       8,595       9,525
 Other operating expenses                        51,765      73,598      70,145
                                             ----------  ----------  ----------

 Total restaurant operating expenses         $  553,878  $  887,991  $  800,817
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

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 9 - CONCENTRATION OF CREDIT RISK

The Partnership maintains its cash accounts in five commercial banks located in California. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A summary of the total uninsured cash balances (not reduced by outstanding checks) as of December 31, 1998 follows:

  Total cash in all California banks                $394,769
  Portion insured by FDIC                           (100,000)
                                                    --------
    Uninsured cash balance                          $294,769
                                                    ========

NOTE 10 - PENDING SALE OF MOTEL ASSETS

On May 15, 1998 the Partnership and four other limited partnerships managed by the general partner entered into a contract to sell all their motel assets. Escrow for the sales opened June 1998. By majority vote the limited partners of the Partnership have approved the sale of the Partnership's motel assets pursuant to such contract, and the limited partners of the four other limited partnerships have also approved by majority vote the sale of their respective limited partnership's motel assets. The sale of the Partnership's motel assets and the motel assets of the other limited partnerships are subject to certain contingencies (see Note 11). The Partnership has been unable to reach an agreement with the franchisor as to the early termination of the franchise agreement. Because of these contingencies the Partnership has not yet reclassified its motel assets as held for sale. If the sale occurs on the terms approved by the limited partners, it is anticipated that the Partnership would report a gain per books in the amount of approximately $2,100,000. Accordingly, there has been no adjustment to the carrying value of the Partnership's motel assets. If the sale is consummated the Partnership would be dissolved.

In connection with the anticipated sale of the motel assets, the Partnership has incurred reimbursable costs in the amount of $36,286 which are included as other receivables in the accompanying balance sheet.


NOTE 11 - LEGAL PROCEEDINGS

On September 24, 1998 the Lessor of the Barstow Land lease (see note 5) served upon the Partnership a demand for arbitration. In the demand, the Lessor has asked for damages of at least $250,000 due to alleged violations of certain lease requirements in connection with the hours of operations and the use of meeting and banquet rooms. On October 23, 1998 the Partnership served the Lessor with a counterclaim asking for a dismissal of the Lessor's demand and compensatory damages for the Lessor's breach of his implied covenant of good faith and fair dealing with regard to leasing of nearby properties. At this stage in the proceedings, management cannot estimate the outcome of the arbitration.

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

The General Partner was organized in 1981 to serve as a general partner of limited partnerships to be formed for the purpose of investing in Super 8 Motels. The 50% shareholder, sole director and principal executive officer of the General Partner is Mr. Grotewohl.

Mr. Grotewohl, age 80, was an attorney-at-law and was engaged in the private practice of law in San Mateo County, California, between 1967 and 1978. Since 1978, Mr. Grotewohl's principal occupation has been as a promoter and general partner of Super 8 Motels limited partnerships

Mr. Robert J. Dana, age 70, was active in the securities industry through the 1980's. He is presently retired.


Item 11.  EXECUTIVE COMPENSATION

         Although Mr. Brown ceased to be a general partner of the Partnership upon his death, a trust established for Mr. Brown's heirs shares in certain of the compensation otherwise payable to the General Partners and their affiliates.

Property Management Fees

         The Manager, a California general partnership which is owned equally by the Brown trust and the Managing General Partner, is managing the Partnership's hotel and restaurant. The fee for this service is 5% of the gross hotel and restaurant revenue. During the fiscal year ended December 31, 1998, the Partnership paid property management fees in the amount of $155,429 to the Manager.

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


General  Partners'  Interest  in  Net  Proceeds  of  Sales  and  Refinancing  of
  Partnership Properties

The proceeds from the sale or refinancing of properties are to be distributed first to the Limited Partners until they have received cumulative payments from the sale or refinancing of properties equal to 100% of their original capital contributions and cumulative payments from all sources equal to a 10% per annum return on their adjusted capital contributions. When the foregoing requirement has been satisfied, any remaining funds from the sale or refinancing of properties will be distributed 15% to the General Partners and 85% to the Limited Partners.

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

(2) All  compensation to the General Partners which is not allocated to Mr. Dana
is  divided  equally  between  Grotewohl  Management  Services,   Inc.  and  its
affiliates and the Brown trust.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

                                                       AMOUNT AND
    TITLE                                             NATURE OF
      OF       NAME AND ADDRESS OF BENEFICIAL        BENEFICIAL     PERCENT
    CLASS                   OWNER                     OWNERSHIP     OF CLASS
   -------------------------------------------------------------------------
    Units     Everest Lodging Investors, LLC           261  Units     2.89%
    Units     Everest Madison Investors, LLC           298  Units     3.30%
                                                   -------          -------
                                             Total     559  Units     6.19%
                                                   =======

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Administrative Expenses Shared by the Partnership and its Affiliates

There are certain administrative expenses allocated between the Partnership and other partnerships managed by the General Partners and their affiliates. These expenses, which are allocated based on usage, are telephone, data processing, rent of administrative offices and administrative salaries. The administrative expenses allocated to the Partnership were approximately $247,000 in 1998 and are included in general and administrative expenses and hotel and restaurant operations expenses in the Partnership's financial statements. Included in administrative salaries are allocated amounts paid to two employees who are related to Philip B. Grotewohl, the chairman of the Managing General Partner.

                                     PART IV

Item 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report
1.    Financial Statements Included in Part II of this Report

       Report of Independent Certified Public Accountants

        Balance Sheets, December 31, 1998 and 1997
        Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 Statements of Partners' Equity for the Years Ended December 31, 1998, 1997 and 1996 Statements of Cash Flow for the Years Ended December 31, 1998, 1997 and 1996 Notes to Financial Statements

2.    Financial Statement Schedules Included in this Report

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

        Exhibits 10.6 and 10.7 are hereby incorporated herein by reference from the Schedule 14A filed by the registrant on November 3, 1998.
         10.6 Purchase and Sale Agreement dated April 30, 1998 10.7 Agreement dated April 21, 1998 and Exclusive Sales Agency contract dated May 8, 1998.
        Exhibits 10.8 and 10.9 are hereby incorporated herein by reference from the Rule 13E-3 Transaction Statement filed by registrant on November 16, 1998.
         10.8 First Amendment dated May 15, 1998 to Agreement dated April 21, 1998. 10.9 Second Amendment dated October 29, 1998 to Agreement dated April 21, 1998

  (b) Reports on Form 8-K

       Inapplicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                   FAMOUS HOST LODGING V, L.P.


By (Signature and Title)       /s/ Philip B. Grotewohl
                               ---------------------------------
                               Philip B. Grotewohl,
                               Chairman of Grotewohl Management Services, Inc.,
                               General Partner
Date April 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)       /s/ Philip B. Grotewohl
                               ---------------------------------
                               Philip B.  Grotewohl,  Chief  executive  officer,
                               chief financial officer, chief accounting officer
                               and  director of Grotewohl  Management  Services,
                               Inc., General Partner
Date April 12, 1999