Form 10-Q
period 1999-03-31
FAMOUS HOST LODGING V LP
filed 1999-05-14
CIK 737876

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



         For the Period ended March 31, 1999 Commission File 0-14540


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


Yes  XX     No __

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                              PAGE

   Balance Sheet - March 31, 1999 and December 31, 1998              2

   Statement of Operations - Three Months Ended
   March 31, 1999 and 1998                                           3

   Statement of Changes in Partners' Equity -
   Three Months Ended March 31, 1999 and 1998                        4

   Statement of Cash Flows - Three Months Ended
   March 31, 1999 and 1998                                           5

   Notes to Financial Statements                                   6 - 7

   Management Discussion and Analysis                              8 - 9

   Other Information and Signatures                               10 - 11

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                                  Balance Sheet
                      March 31, 1999 and December 31, 1998

                                                          3/31/99    12/31/98
                                                        ----------  -----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                      $   473,929  $   370,184
   Accounts receivable                                       8,490       20,431
   Other receivables                                        36,286       36,286
   Prepaid expenses                                         15,941       31,028
                                                        ----------   ----------
    Total current assets                                   534,646      457,929
                                                        ----------   ----------

Property and Equipment:
   Buildings                                             4,077,604    4,077,604
   Furniture and equipment                               1,339,198    1,342,104
                                                        ----------   ----------
                                                         5,416,802    5,419,708
   Accumulated depreciation                             (3,485,376)  (3,433,032)
                                                        ----------   ----------

    Property and equipment, net                          1,931,426    1,986,676
                                                        ----------   ----------

Other Assets:                                               31,000       32,294
                                                        ----------   ----------

    Total Assets                                       $ 2,497,072  $ 2,476,899
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                175,939      145,818
                                                        ----------   ----------
    Total liabilities                                      175,939      145,818
                                                        ----------   ----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   Limited Partners: 10,000 units authorized,
    9,022 issued and outstanding                         2,316,243    2,326,092
   General Partners                                          4,890        4,989
                                                        ----------   ----------
    Total partners' equity                               2,321,133    2,331,081
                                                        ----------   ----------

Total Liabilities and Partners' Equity                 $ 2,497,072  $ 2,476,899
                                                        ==========   ==========


    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Operations
              For the Three Months Ending March 31, 1999 and 1998

                                                       Three Months Three Months
                                                         Ended         Ended
                                                        3/31/99       3/31/98
                                                       ----------    ----------

Income:
    Hotel room                                        $   622,551   $   652,776
    Restaurant                                             68,579       135,024
    Telephone and vending                                   7,782        12,994
    Interest                                                3,101           801
    Other                                                  13,824        13,292
                                                       ----------    ----------
     Total Income                                         715,837       814,887
                                                       ----------    ----------

Expenses:
    Hotel operating expenses (Note 2)                     461,863       453,801
    Restaurant operations (Note 2)                        108,205       175,562
    General and administrative                             65,203       152,477
    Depreciation and amortization                          54,916        65,116
    Property management fees                               35,598        40,518
                                                       ----------    ----------
     Total Expenses                                       725,785       887,474
                                                       ----------    ----------

    Net Income (Loss)                                 $    (9,948)  $   (72,587)
                                                       ==========    ==========

Net Income (Loss) Allocable
 to General Partners                                         ($99)        ($726)
                                                       ==========    ==========

Net Income (Loss) Allocable
 to Limited Partners                                      ($9,849)     ($71,861)
                                                       ==========    ==========

Net Income (Loss)
 per Partnership Unit                                      ($1.09)       ($7.97)
                                                       ==========    ==========

Distribution to Limited Partners
 per Partnership Unit                                       $0.00         $9.20
                                                       ==========    ==========







    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Equity
              For the Three Months Ending March 31, 1999 and 1998

                                                       Three Months Three Months
                                                         Ended         Ended
                                                        3/31/99       3/31/98
                                                       ----------    ----------

Limited Partners:
 Balance at beginning of year                         $ 2,326,092   $ 2,250,315
 Net income (loss)                                         (9,849)      (71,861)
 Distributions to limited partners                           -          (83,002)
                                                       ----------    ----------
  Balance at end of period                              2,316,243     2,095,452
                                                       ----------    ----------

General Partners:
 Balance at beginning of year                         $     4,989   $     3,385
 Net income (loss)                                            (99)         (726)
                                                       ----------    ----------
  Balance at end of period                                  4,890         2,659
                                                       ----------    ----------

  Total Partners' Equity                              $ 2,321,133   $ 2,098,111
                                                       ==========    ==========




























    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Cash Flows
              For the Three Months Ending March 31, 1999 and 1998

                                                       Three Months Three Months
                                                          Ended        Ended
                                                         3/31/99      3/31/98
                                                       ----------    ----------
Cash flows from operating activities:
   Received from hotel and restaurant revenues        $   724,677   $   816,176
   Expended for hotel and restaurant operation
    and general and administrative expenses              (624,033)     (660,193)
   Interest received                                        3,101           801
                                                       ----------    ----------
      Net cash provided (used) by operating activities    103,745       156,784
                                                       ----------    ----------
Cash flows from investing activities:
   Purchases of property and equipment                       -         (10,221)
                                                       ----------    ----------
      Net cash provided (used) by investing activities       -         (10,221)
                                                       ----------    ----------
Cash flows from financing activities:
   Distributions paid to limited partners                    -         (83,002)
                                                       ----------    ----------
      Net cash provided (used) by operating activities       -         (83,002)
                                                       ----------    ----------
      Net increase (decrease) in cash
        and temporary investments                         103,745        63,561

      Cash and Temporary Investments:
         Beginning of year                                370,184       146,113
                                                       ----------    ----------

            End of Period                             $   473,929   $   209,674
                                                       ==========    ==========
Reconciliation of net income (loss) to net cash provided (used) by operating activities:

   Net income (loss)                                  $   (9,948)   $   (72,587)
                                                       ---------     ----------
   Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation and amortization                       54,916         65,116
      (Gain) loss on disposition of property
       and equipment                                         334           -
      (Increase) decrease in accounts receivable          11,941          2,090
      (Increase) decrease in prepaid expenses             30,967         22,390
      (Increase) decrease in other assets                  1,294           -
      Increase (decrease) in accounts payable
        and accrued liabilities                           14,241        139,775
                                                       ---------     ----------
             Total adjustments                           113,693        229,371
                                                       ---------     ----------
             Net cash provided (used) by
               operating activities                   $  103,745    $   156,784
                                                       =========     ==========
    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                             March 31, 1999 and 1998

Note 1:
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the ended December 31, 1998 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

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

   Property Management Fees            $35,598

Partnership  management  fees  and  subordinated  incentive   distributions  are
contingent in nature and none have been accrued or paid during the current period.

Note 2:
The following table summarizes the major components of hotel operating expenses for the periods reported:

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                    Notes to Financial Statements (Continued)
                             March 31, 1999 and 1998

                                                       Three Months Three Months
                                                          Ended         Ended
                                                         3/31/99       3/31/98
                                                       ----------    ----------
Hotel operating costs:
Salaries and related expenses                         $    94,310   $   124,645
Rent                                                       59,772        62,546
Franchise, advertising and reservation fees                44,753        46,533
Utilities                                                  36,460        32,368
Allocated costs, mainly indirect
 salaries                                                 121,679        49,761
Renovations and replacements                                7,379         3,468
Maintenance, repairs and replacements                      15,804        36,633
Property taxes                                             15,982        16,025
Property insurance                                         10,304        10,655
Other operating expenses                                   55,420        71,167
                                                       ----------    ----------

Total hotel operating expenses                        $   461,863   $   453,801
                                                       ==========    ==========


                                                       Three Months Three Months
                                                          Ended         Ended
                                                         3/31/99       3/31/98
                                                       ----------    ----------
Restaurant operating costs:
Salaries and related expenses                         $    50,903   $    75,987
Cost of food and beverage                                  28,503        47,639
Rent                                                        7,062        12,776
Utilities                                                   8,391        10,539
Property taxes                                              2,528         2,630
Property insurance                                          2,267         2,061
Other operating expenses                                    8,551        23,930
                                                       ----------    ----------

                                                      $   108,205   $   175,562
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

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                 MARCH 31, 1999

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Partnership has current assets of $534,646 and current liabilities of $175,939 creating an operating reserve of $358,707. Distributions to the limited partners have been suspended to replenish the operating reserves.

         The Partnership expended for renovations and replacements $7,379 which is equal to 1.2% of guest room revenue during the period covered by this report. The Partnership has no commitments for additional capital expenditures.

RESULTS OF OPERATIONS

         The following is a comparison of operating results for the three month periods ended March 31, 1999 and March 31, 1998.

         Total income decreased $99,050 or 12.2%. Hotel room revenues decreased $30,225 or 4.6%, due to a decrease in guest room occupancy from 72.9% in 1998 to 62.6% in 1999 and an increase in the average room rate from $67.23 in 1998 to $74.68 in 1999. The $66,445 or 49.2% decrease in restaurant revenue was due to a reduction in the restaurant hours of operations from 16 hours daily to 7 hours daily.

         Total expenditures decreased $161,689 or 18.2%. Restaurant operating expenses decreased $67,357 or 38.4%. This decrease is associated with the decrease in restaurant hours of operation. Hotel operating expenses increased $8,062 or 1.8%. Allocated expenses increased due to legal fees associated with the proposed sale of the hotel and a legal arbitration with the Barstow hotel's landlord.

FUTURE TRENDS

         The General Partners expect the hotel's performance during 1999 to be substantially unchanged from 1998. Changes in restaurant personnel and procedures are expected to continue bringing improved results. The General Partners expect that these changes will result in a reduction in the net loss experienced by the restaurant operation.

         The  Limited  Partners  have  agreed  to  sell  the  motel  to  Tiburon
Hospitality, LLC after a proxy solicitation filed separately with the S.E.C.. The dispute with the landlord has been dismissed in arbitration. The remaining factors include negotiations with Holiday Inn, Inc. over transfer of the existing franchise and obtaining the consent of the landlord to transfer of the leases to the new owner. Upon resolution of these two factors, the sale of the Barstow motel should be completed within thirty days.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                           MARCH 31, 1999 (Continued)

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

           None

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





                                    FAMOUS HOST LODGING V, L.P.

5-14-99                    By /S/ Philip B. Grotewohl
-------                           ------------------------
  Date                              Philip B. Grotewohl,
                                    President of Grotewohl Management
                                    Services, Inc.,
                                    Managing General Partner

5-14-99                    By /S/ Philip B. Grotewohl
-------                           ------------------------
  Date                              Philip B. Grotewohl,
                                    Chief executive officer,
                                    chief financial officer,
                                    chief accounting officer and
                                    director of Grotewohl Management
                                    Services, Inc., Managing General
                                    Partner