Form 10-Q
period 1999-06-30
FAMOUS HOST LODGING V LP
filed 1999-08-11
CIK 737876

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



         For the Period ended June 30, 1999 Commission File 0-14540


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


Yes  XX     No __

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

                           FAMOUS HOST LODGING V, L.P.

                       (A California Limited Partnership)

                                      INDEX

Financial Statements:                                              PAGE

   Balance Sheet - June 30, 1999 and December 31, 1998              2

   Statement of Operations - Six Months Ended
   June 30, 1999 and 1998                                           3

   Statement of Changes in Partners' Equity -
   Six Months Ended June 30, 1999 and 1998                          4

   Statement of Cash Flows - Six Months Ended
   June 30, 1999 and 1998                                           5

   Notes to Financial Statements                                  6 - 7

   Management Discussion and Analysis                             8 - 9

   Other Information and Signatures                              10 - 11

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                                  Balance Sheet
                       June 30, 1999 and December 31, 1998

                                                         6/30/99      12/31/98
                                                        ----------   ----------
                                     ASSETS
Current Assets:
   Cash and temporary investments                      $   516,507  $   370,184
   Accounts receivable                                     120,547       56,717
   Prepaid expenses                                         12,037       31,028
                                                        ----------   ----------
    Total current assets                                   649,091      457,929
                                                        ----------   ----------

Property and Equipment:
   Buildings                                             4,077,604    4,077,604
   Furniture and equipment                               1,339,197    1,342,104
                                                        ----------   ----------
                                                         5,416,801    5,419,708
   Accumulated depreciation                             (3,540,132)  (3,433,032)
                                                        ----------   ----------

    Property and equipment, net                          1,876,669    1,986,676
                                                        ----------   ----------

Other Assets:                                              107,832       32,294
                                                        ----------   ----------

    Total Assets                                       $ 2,633,592  $ 2,476,899
                                                        ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities            $   193,743  $   145,818
                                                        ----------   ----------
    Total liabilities                                      193,743      145,818
                                                        ----------   ----------

Contingent Liabilities (See Note 1)

Partners' Equity:
   Limited Partners: 10,000 units authorized,
   9,022 issued and outstanding                          2,433,772    2,326,092
   General Partners                                          6,077        4,989
                                                        ----------   ----------
    Total partners' equity                               2,439,849    2,331,081
                                                        ----------   ----------

Total Liabilities and Partners' Equity                 $ 2,633,592  $ 2,476,899
                                                        ==========   ==========



    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Operations
                For the Six Months Ending June 30, 1999 and 1998

                                Three Months Six Months Three Months Six Months
                                    Ended      Ended       Ended       Ended
                                   6/30/99    6/30/99     6/30/98     6/30/98
                                 ----------  ----------  ----------  ----------

Income:
 Hotel room                     $   720,625 $ 1,343,176 $   664,962 $ 1,317,738
 Restaurant                          74,575     143,154     104,095     239,119
 Telephone and vending               10,061      17,843      10,949      23,943
 Interest                             2,159       5,260         857       1,649
 Other                               15,150      28,974      16,353      29,645
                                 ----------  ----------  ----------  ----------
  Total Income                      822,570   1,538,407     797,216   1,612,094
                                 ----------  ----------  ----------  ----------

Expenses:
 Motel operating expenses
  (Note 2)                          423,174     885,037     471,901     933,492
 Restaurant operations (Note 2)     106,325     214,530     124,371     299,933
 General and administrative          78,550     143,753     (68,347)     84,130
 Depreciation and amortization       54,756     109,672      65,495     130,611
 Property management fees            41,049      76,647      39,527      80,045
                                 ----------  ----------  ----------  ----------
  Total Expenses                    703,854   1,429,639     632,947   1,528,211
                                 ----------  ----------  ----------  ----------

 Net Income (Loss)              $   118,716 $   108,768 $   164,269 $    83,883
                                 ==========  ==========  ==========  ==========


Net Income (Loss) Allocable
 to Limited Partners               $117,529    $107,680    $162,626     $83,044
                                 ==========  ==========  ==========  ==========

Net Income (Loss) Allocable
 to General Partners                 $1,187      $1,088      $1,643        $839
                                 ==========  ==========  ==========  ==========

Net Income (Loss)
 per Partnership Unit                $13.03      $11.94      $18.03       $9.20
                                 ==========  ==========  ==========  ==========

Distribution to Limited Partners
 per Partnership Unit                 $0.00       $0.00       $9.20       $9.20
                                 ==========  ==========  ==========  ==========





    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Equity
                For the Six Months Ending June 30, 1999 and 1998


                                                           1999         1998
                                                        ----------   ----------

Limited Partners:
 Balance at beginning of year                            2,326,092    2,250,315
 Net income (loss)                                         107,680       83,044
 Distributions to limited partners                             -        (83,002)
                                                        ----------   ----------
  Balance at end of period                               2,433,772    2,250,357
                                                        ----------   ----------

General Partners:
 Balance at beginning of year                          $     4,989  $     3,385
 Net income (loss)                                           1,088          839
                                                        ----------   ----------
  Balance at end of period                                   6,077        4,224
                                                        ----------   ----------


  Total Partners' Equity                               $ 2,439,849  $ 2,254,581
                                                        ==========   ==========




























    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                For the Six Months Ending June 30, 1999 and 1998

                                                           1999         1998
                                                        ----------   ----------
Cash flows from operating activities:
   Received from hotel and restaurant revenues         $ 1,469,317  $ 1,605,082
   Expended for hotel and restaurant operation
    and general and administrative expenses             (1,323,679)  (1,380,463)
   Interest received                                         5,260        1,649
                                                        ----------   ----------
      Net cash provided (used) by operating activities     150,898      226,268
                                                        ----------   ----------
Cash flows from investing activities:
   Purchases of property and equipment                      (4,575)     (13,970)
   Proceeds from sale of equipment                             -            -
                                                        ----------   ----------
      Net cash provided (used) by investing activities      (4,575)     (13,970)
                                                        ----------   ----------
Cash flows from financing activities:
   Distributions paid to limited partners                      -        (83,002)
                                                        ----------   ----------
      Net cash provided (used) by operating activities         -        (83,002)
                                                        ----------   ----------
      Net increase (decrease) in cash
        and temporary investments                          146,323      129,296

      Cash and Temporary Investments:
         Beginning of year                                 370,184      146,113
                                                        ----------   ----------

            End of Period                              $   516,507  $   275,409
                                                        ==========   ==========

Reconciliation of net income to net cash provided by operating activities:

   Net income (loss)                                   $   108,768  $    83,883
                                                        ----------   ----------
   Adjustments to reconcile net income to
    net cash used by operating activities:
      Depreciation and amortization                        109,672      130,611
      (Gain) loss on disposition of
       property and equipment                                4,909          -
      (Increase) decrease in accounts receivable           (63,830)      (5,363)
      (Increase) decrease in prepaid expenses               18,991        6,935
      (Increase) decrease in other assets                  (75,538)         -
      Increase (decrease) in accounts payable
        and accrued liabilities                             47,926       10,202
                                                        ----------   ----------
             Total adjustments                              42,130      142,385
                                                        ----------   ----------
             Net cash provided (used) by
               operating activities                    $   150,898  $   226,268
                                                        ==========   ==========
    The accompanying notes are an integral part of the financial statements.

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                             June 30, 1999 and 1998

Note 1:
The attached interim financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period presented.

Users of these interim financial statements should refer to the audited financial statements for the year ended December 31, 1998 for a complete disclosure of significant accounting policies and practices and other detail necessary for a fair presentation of the financial statements.

In accordance with the partnership agreement, the following information is presented related to fees paid to the General Partners or affiliates for the period.

   Property Management Fees                   $76,647

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

Note 2:
The following table summarizes the major components of hotel operating expenses for the periods reported:

                           Famous Host Lodging V, L.P.
                       (A California Limited Partnership)
                    Notes to Financial Statements (Continued)
                             June 30, 1999 and 1998


                                Three Months Six Months Three Months Six Months
                                   Ended       Ended       Ended       Ended
                                  6/30/99     6/30/99     6/30/98     6/30/98
                                 ----------  ----------  ----------  ----------
Hotel operating costs:
Salaries and related expenses    $  114,244  $  208,554  $  124,283  $  248,928
Rent                                 69,081     128,853      63,905     126,451
Franchise, advertising and
 reservation fees                    51,394      96,147      47,320      93,853
Utilities                            30,927      67,387      29,887      62,255
Allocated costs, mainly indirect
 salaries                            32,614     154,293      47,755      97,516
Renovations and replacements          5,351      12,730      24,813      28,281
Maintenance, repairs and
 replacements                        21,898      37,702      24,001      60,634
Property taxes                       15,982      31,964      16,025      32,050
Property insurance                   14,315      24,619      10,409      21,064
Other operating expenses             67,368     122,788      83,503     162,460
                                 ----------  ----------  ----------  ----------

Total hotel operating expenses   $  423,174  $  885,037  $  471,901  $  933,492
                                 ==========  ==========  ==========  ==========


Restaurant operating costs:
Salaries and related expenses    $   46,033  $   96,936  $   49,987  $  125,974
Cost of food and beverage            30,506      59,009      37,292      84,931
Rent                                  7,540      14,602      10,120      22,896
Utilities                             8,423      16,814       9,474      20,013
Property taxes                        2,528       5,056       2,630       5,260
Property insurance                      -         2,267       2,462       4,523
Other operating expenses             11,295      19,846      12,406      36,336
                                 ----------  ----------  ----------  ----------

                                 $  106,325  $  214,530  $  124,371  $  299,933
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

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  JUNE 30, 1999

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Partnership has current assets of $649,091 and current liabilities of $193,743 creating an operating reserve of $455,348. Distributions to the limited partners have been suspended to replenish the operating reserves and in anticipation of the sale of the Barstow hotel and the windup of Partnerships business.

         The Partnership expended for renovations and replacements $12,730 which is equal to 0.9% of guest room revenue during the period covered by this report. The Partnership has no commitments for additional capital expenditures.

RESULTS OF OPERATIONS

         The following is a comparison of operating results for the six month periods ended June 30, 1999 and June 30, 1998.

         Total income decreased $73,687 or 4.6%. Hotel room revenues increased $25,438 or 1.9%, due to an increase in the average room rate from $68.77 in 1998 to $73.21 in 1999 and despite a decrease in guest room occupancy from 71.5% in 1998 to 68.5% in 1999. A $95,965 or 40.1% decrease in restaurant revenue was due to a reduction in the restaurant hours of operations from 16 hours daily to 7 hours daily.

         Total expenditures decreased $98,572 or 6.5%. Restaurant expenses decreased $85,403 or 28.5%. This decrease is associated with the decrease in restaurant hours of operation. Hotel operating expenses decreased $48,455 or 5.2%. Maintenance and repair expenses decreased due to the anticipated sale of the hotel. Allocated expenses increased due to legal fees associated with the proposed sale of the hotel.

FUTURE TRENDS

         The General Partners expect the hotel's performance during 1999 to be substantially unchanged from 1998. Changes in restaurant personnel and procedures are expected to continue bringing improved results. The General Partners expect that these changes will result in a reduction in the net loss experienced by the restaurant operation.

         The Limited Partners have agreed to sell the motel to Tiburon Hospitality, LLC after a proxy solicitation filed separately with the S.E.C. The dispute with the landlord has been dismissed in arbitration. The remaining factors include negotiations with Holiday Inn, Inc. over transfer of the existing franchise and transferring the liquor license. Upon resolution of these two factors, the sale of the Barstow motel should be completed within thirty days.

                           FAMOUS HOST LODGING V, L.P.
                       (A California Limited Partnership)
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                            JUNE 30, 1999 (Continued)

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





                                          FAMOUS HOST LODGING V, L.P.

8-9-99                           By /S/ Philip B. Grotewohl
  Date                                    Philip B. Grotewohl,
                                          President of Grotewohl Management
                                          Services, Inc.,
                                          Managing General Partner

8-9-99                           By /S/ Philip B. Grotewohl
  Date                                    Philip B. Grotewohl,
                                          Chief executive officer,
                                          chief financial officer,
                                          chief accounting officer
                                          and director of Grotewohl
                                          Management Services, Inc.,
                                          Managing General Partner